Form 10-Q
period 1997-09-27
AMERISERVE FOOD DISTRIBUTION INC; AMERISERV FOOD CO; DELTA TRANSPORTATION LTD; HARRY H POST CO; NORTHLAND TRANSPORTATION SERVICES INC; CHICAGO CONSOLIDATED CORP; AMERISERVE TRANSPORTATION INC
filed 1997-12-23
CIK 1042743, 875612, 1043168, 1043169, 1043170, 1043171, 1043172

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
     For the quarterly period ended September 27, 1997
                                    ------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
     For the transition period from ___________ to ____________


                             Commission file number

                       AMERISERVE FOOD DISTRIBUTION, INC.*
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Nebraska                                              47-0464089
         --------                                              ----------
(State or other jurisdiction of                             (I.R.S.  Employer
Incorporation or organization)                              Identification No.)


17975 West Sarah Lane, Suite 100
         Brookfield, WI                                           53045
         --------------                                           -----
(Address of principal executive offices)                        (Zip Code)


           414-792-9300
           ------------
(Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes      No  X
                                     ---     ---

* TABLE OF ADDITIONAL REGISTRANTS

                                               State or other jurisdiction of      I.R.S. Employer
Name, Address and Telephone Number             incorporation or organization       Identification Number
----------------------------------             ------------------------------      ---------------------
AmeriServ Food Company (1)                     Delaware                            75-2296149

Chicago Consolidated Corporation (1)           Illinois                            36-2691925

Northland Transportation Services, Inc. (1)    Nebraska                            39-1807312

The Harry H. Post Company (1)                  Colorado                            84-0294250

Delta Transportation, Ltd. (1)                 Wisconsin                           39-1411171

AmeriServe Transportation, Inc. (2)            Nebraska                            91-1824117



(1) The address of these registrants is 17975 West Sarah Lane, Suite 100, Brookfield, WI 53045. Their telephone number is (414) 792-9300.

(2) The address of this registrant is 14841 Dallas Parkway, Dallas, TX 75240. The telephone number is (972) 385-8595.

                       AMERISERVE FOOD DISTRIBUTION, INC.
                                 FORM 10-Q INDEX




Part I.   Financial Information

   Item 1.  Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets as of September 27, 1997
            and December 28, 1996.........................................................................     4

            Condensed Consolidated Statements of Operations for the three and
            nine months ended  September 27, 1997 and September 28, 1996..................................     5

            Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 27, 1997 and September 28, 1996........................................     6

            Notes to Condensed Consolidated Financial Statements..........................................     7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations ........................................................................    12


Part II.  Other Information

   Item 1.  Legal Proceedings ............................................................................    16

   Item 2.  Changes in Securities and Use of Proceeds.....................................................    16

   Item 3.  Defaults upon Senior Securities...............................................................    16

   Item 4.  Submission of Matters to a Vote of Security Holders...........................................    16

   Item 5.  Other Information ............................................................................    16

   Item 6.  Exhibits and Reports on Form 8-K..............................................................    16



Signatures ...............................................................................................    16

Exhibits..................................................................................................    17


PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       AMERISERVE FOOD DISTRIBUTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        September 27,     December 28,
                                      ASSETS                                1997              1996
                                                                        -------------    ------------
                                                                        (Unaudited)
      Current assets:
        Cash and cash equivalents                                       $    74,651       $     2,162
        Accounts receivable, net                                             16,278            68,635
        Investment in accounts receivable trust                             167,514                --
        Inventories                                                         153,578            47,714
        Other current assets                                                 22,551             8,077
                                                                        -----------       -----------
                Total current assets                                        434,572           126,588

      Property and equipment, net                                           116,985            33,837
      Intangible assets, net                                                726,211           122,451
      Other noncurrent assets                                                 6,806             8,227
                                                                        -----------       -----------
                                                                        $ 1,284,574       $   291,103
                                                                        ===========       ===========


                             LIABILITIES AND STOCKHOLDER'S EQUITY

      Current liabilities:
        Accounts payable                                                $   323,991       $    89,440
        Current maturities of long-term debt                                  4,209             3,266
        Accrued liabilities and other current liabilities                    67,396            15,838
                                                                        -----------       -----------
                Total current liabilities                                   395,596           108,544

      Long-term debt                                                        725,273           126,639

      Other noncurrent liabilities                                           38,896            13,245

      Stockholder's equity:
        Senior preferred stock, $1 par value per share; 765 shares
           authorized, 600 shares outstanding in 1996                            --            30,000
        Preferred stock, $50,000 par value per share; 150 shares
           authorized and outstanding in 1996                                    --             7,500
        Preferred stock, $25,000 par value per share; 400 shares
           authorized, 300 shares outstanding in 1996                            --             7,500
        Common stock, $10 par value per share; 2,000 shares
           authorized, 600 shares outstanding                                     6                 6
        Additional paid in capital                                          174,603                --
        Accumulated deficit                                                 (49,800)           (2,331)
                                                                        -----------       -----------
                Total stockholder's equity                                  124,809            42,675
                                                                        -----------       -----------
                                                                        $ 1,284,574       $   291,103
                                                                        ===========       ===========

See notes to condensed consolidated financial statements.

Note: The balance sheet at December 28, 1996 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                       AMERISERVE FOOD DISTRIBUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, UNAUDITED)



                                                        Three Months Ended             Nine Months Ended
                                                  ------------------------------  ----------------------------
                                                  September 27,   September 28,   September 27,  September 28,
                                                      1997            1996            1997           1996
                                                  -------------   --------------  ------------   -------------

Net sales                                          $1,232,580     $   375,269      $1,973,589     $   960,060
Cost of goods sold                                  1,110,099         338,233       1,778,643         864,013
                                                   ----------     -----------      ----------     -----------
Gross profit                                          122,481          37,036         194,946          96,047

Distribution, selling and
   administrative expenses                             96,122          31,394         160,936          82,619
Amortization of intangible assets                       4,915           1,388           7,234           3,491
Impairment, restructuring and other
   unusual charges                                     44,550              --          44,550              --
                                                   ----------     -----------      ----------     -----------
       Operating income (loss)                        (23,106)          4,254         (17,774)          9,937

Interest expense                                       17,706           3,024          24,712           8,090
Loss on sale of accounts receivable                     2,221              --           2,221              --
                                                   ----------     -----------      ----------     -----------
       Income (loss) before income taxes              (43,033)          1,230         (44,707)          1,847

Provision for income taxes                              1,235             395             606             735
                                                   ----------     -----------      ----------     -----------
       Income (loss) before extraordinary item        (44,268)            835         (45,313)          1,112

Extraordinary loss                                      2,156              --           2,156              --
                                                   ----------     -----------      ----------     -----------
       Net income (loss)                          ($   46,424)    $       835     ($   47,469)    $     1,112
                                                   ==========     ===========      ==========     ===========


See notes to condensed consolidated financial statements.

                       AMERISERVE FOOD DISTRIBUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                                         Nine Months Ended
                                                                                  -------------------------------
                                                                                  September 27,      September 28,
                                                                                      1997               1996
                                                                                  -------------      ------------

      OPERATING ACTIVITIES:
        Net income (loss)                                                         ($   47,469)        $    1,112
        Adjustments to reconcile net income (loss) to net
           cash provided by operating activities:
           Depreciation and amortization                                               17,288              7,124
           Impairment of property, equipment and other assets                          12,404                 --
           Extraordinary loss                                                           2,156                 --
           Changes in assets and liabilities, net of effect of acquisitions            35,456             (9,943)
                                                                                   ----------         ----------
      NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                             19,835             (1,707)
                                                                                   ----------         ----------

      INVESTING ACTIVITIES:
      Businesses acquired, net of cash acquired                                      (830,000)           (94,411)
      Capital expenditures                                                             (8,762)            (3,449)
      Net cash transfers to affiliates                                                 (8,268)            (3,880)
                                                                                   ----------         ----------
      NET CASH USED FOR INVESTING ACTIVITIES                                         (847,030)          (101,740)
                                                                                   ----------         ----------

      FINANCING ACTIVITIES:
      Proceeds from issuance of preferred stock                                            --             30,000
      Proceeds from issuance of long-term debt                                        705,000                 --
      Proceeds from sale of accounts receivable                                       225,000                 --
      Proceeds from capital contribution                                              130,000                 --
      Debt financing fees incurred                                                    (26,620)                --
      Net increase (decrease) in borrowings under revolving line of credit            (69,100)           118,700
      Repayments of long-term debt                                                    (64,596)           (43,878)
                                                                                   ----------         ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                       899,684            104,822
                                                                                   ----------         ----------

      NET INCREASE IN CASH                                                             72,489              1,375
      CASH AT BEGINNING OF PERIOD                                                       2,162                575
                                                                                   ----------         ----------
      CASH AT END OF PERIOD                                                        $   74,651         $    1,950
                                                                                   ==========         ==========

      SUPPLEMENTAL DISCLOSURES:
         Cash paid during the period for:
                Interest                                                           $   16,907         $    6,369
                Income taxes, net of refunds                                            2,445              1,043

         Businesses acquired:
                Fair value of assets acquired                                      $1,069,117         $  187,907
                Cash paid                                                            (830,000)           (94,411)
                                                                                   ----------         ----------
                Liabilities assumed                                                $  239,117         $   93,496
                                                                                   ==========         ==========

         Noncash investing and financing activities:
                Capital expenditures through capital leases
                (included in long-term debt)                                       $   14,800         $   11,845


See notes to condensed consolidated financial statements.

                       AMERISERVE FOOD DISTRIBUTION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 27, 1997 (UNAUDITED)


NOTE 1 - INTERIM FINANCIAL DATA

The accompanying unaudited condensed consolidated financial statements of AmeriServe Food Distribution, Inc. (AmeriServe) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the nine-month period ended September 27, 1997 are not necessarily indicative of the results that might be expected for the fiscal year ended December 27, 1997. The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in AmeriServe's Registration Statement on Form S-4 No. 333-33225 effective November 10, 1997.

NOTE 2 - ACQUISITIONS

On July 11, 1997, AmeriServe acquired the U.S. and Canadian operations of PFS, a Division of PepsiCo, Inc., in an asset purchase transaction for approximately $830 million in cash, including direct costs. PFS posted net sales of $3.4 billion for the fiscal year ended December 25, 1996. Financing of the acquisition included an equity contribution of $130 million by Nebco Evans Holding Company (NEHC), the parent company of AmeriServe, and other transactions as described in Notes 4 and 5. PFS is engaged in the distribution of food products and supplies to franchised and company-owned restaurants in the Pizza Hut, Taco Bell and KFC systems, which were spun-off by PepsiCo, Inc. on October 6, 1997 and are now operating as TRICON Global Restaurants, Inc. (TRICON).

The effective date of the acquisition was June 11, 1997, the end of PFS' second quarter. The acquisition has been accounted for under the purchase method; accordingly, its results are included in the consolidated financial statements from the effective date of the acquisition. Following is the preliminary purchase price allocation (the final purchase price allocation will be based on a final determination of the fair value of assets acquired and liabilities assumed):

                                 (In millions)
---------------------------------------------
Accounts receivable                    $323.8
Inventories                              86.1
Property and equipment                   72.5
Goodwill and other intangibles          585.3
Other assets                              1.4
Accounts payable                       (172.5)
Accrued liabilities                     (46.6)
Restructuring reserves                  (20.0)
                                    ---------
                                       $830.0
---------------------------------------------


The restructuring reserves of $20 million were included in the preliminary purchase price allocation above in connection with AmeriServe's business plan to integrate the operations of PFS. The reserves represent the accruals for costs to be incurred by AmeriServe related to the termination of redundant employees ($4 million), lease termination costs in connection with the closing of duplicative facilities that will not be used by AmeriServe ($15 million) and certain other costs to exit PFS activities ($1 million). See Note 3 for additional discussion.

In connection with the acquisition, AmeriServe was assigned and assumed a sales and distribution agreement dated May of 1997 between PFS and the Pizza Hut, Taco Bell and KFC businesses (the "TRICON Chains"). The agreement provides that AmeriServe is the exclusive distributor of a substantial majority of products purchased by the domestic company-owned restaurants in the TRICON Chains for a five-year period beginning July 12, 1997, subject to certain service performance standards. The agreement also covers Pizza Hut and Taco Bell restaurants sold to franchisees within the five-year period. TRICON-owned restaurants accounted for approximately 40% of AmeriServe's consolidated net sales for the three months ended September 27, 1997. No other single customer accounts for more than 10% of consolidated net sales.

Concurrent with the acquisition of PFS, NEHC acquired the remaining 6.4% of the outstanding common stock of the Harry H. Post Company (Post) from the minority shareholder and transferred 100% of the capital stock of Post to AmeriServe in exchange for AmeriServe's investment in NEHC preferred stock of $2.5 million. Post is also a system foodservice distribution business and generated net sales of $119.4 million for the fiscal year ended December 28, 1996. The Post operations are included in the consolidated results of AmeriServe effective with the results for the three months ended September 27, 1997.

The following unaudited pro forma results of operations for the nine months ended September 27, 1997, and September 28, 1996 assume the acquisition of PFS and related transactions occurred at the beginning of each period presented (in thousands):

                                                         Nine Months Ended
                                               ------------------------------------
                                                September 27,        September 28,
                                                     1997                 1996
                                               -----------------    ---------------
Net sales..................                       $3,533,824          $3,362,692
Net loss...................                          (52,681)             (6,455)


Additionally, on October 29, 1997, AmeriServe acquired the stock of a food distribution business in Mexico for approximately $8 million in cash. The business distributes food products and supplies to franchised and company-owned restaurants, primarily in Mexico, in TRICON's Pizza Hut and KFC systems. The acquisition will be accounted for under the purchase method. The operating results of the business are not material to the consolidated results of AmeriServe.


NOTE 3 - IMPAIRMENT, RESTRUCTURING AND OTHER UNUSUAL CHARGES

Included in "Impairment, restructuring and other unusual charges" in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 27, 1997 are the following:

                                                                 (In millions)
-----------------------------------------------------------------------------
Impairment of property, equipment and other assets                      $12.4

Restructuring expense, principally exit costs for future lease
terminations and employee displacements                                  14.8

Integration costs incurred in the current period, primarily
related to a previous acquisition                                         4.0

Bridge financing fees, one-time costs associated with the
Accounts Receivable Program (Note 5) and other indirect costs
incurred in connection with the PFS acquisition                          13.4
                                                                        -----
                                                                        $44.6
-----------------------------------------------------------------------------


The noncash impairment charge and the restructuring accrual noted above reflect actions to be taken with respect to AmeriServe facilities as a result of the PFS acquisition. During the third quarter of 1997, management performed an extensive review of the existing and recently acquired PFS operations with the objective of developing a business plan for the restructuring and consolidation of the organizations. The business plan, which was approved by AmeriServe's Board of Directors late in the third quarter, identified a number of actions designed to improve the efficiency and effectiveness of the combined entity's warehouse and transportation network and operational support infrastructure. These actions, which are expected to be substantially completed within eighteen months, include construction of new strategically located warehouse facilities, closures of certain existing warehouse facilities and expansions of others, dispositions of property and equipment, conversion of computer systems, reductions in workforce and relocation of AmeriServe's headquarters from Brookfield, Wisconsin to Dallas, Texas.

NOTE 4 - LONG-TERM DEBT

In connection with the PFS acquisition, on July 11, 1997, AmeriServe issued $500 million principal amount of 10-1/8% Senior Subordinated Notes due July 15, 2007 in a Rule 144A private placement and entered into a new credit facility providing for term loans totaling $205 million and a revolving credit facility of up to $150 million that expires on June 30, 2003. Approximately $140 million remains available under the revolving facility as of December 15, 1997. A portion of the proceeds was used to repay all outstanding borrowings of $133.7 million under the previous credit agreement. On October 15, 1997, AmeriServe issued $350 million principal amount of 8-7/8% Senior Notes due October 15, 2006 in a Rule 144A private placement and used a portion of the proceeds to repay the $205 million term loans.

Effective December 12, 1997, AmeriServe completed an offer to exchange all the outstanding Senior Subordinated Notes due July 15, 2007 and the Senior Notes due October 15, 2006 with New Notes with substantially identical terms that are registered under the Securities Act of 1933.


NOTE 5 - ACCOUNTS RECEIVABLE PROGRAM

In July 1997, AmeriServe entered into a five-year Accounts Receivable Program under which AmeriServe established AmeriServe Funding Corporation (Funding), a wholly-owned special purpose bankruptcy-remote entity that acquires, on a daily basis, substantially all of the trade receivables generated by AmeriServe and its subsidiaries. The purchases by Funding are financed through the sale of the receivables to AmeriServe Master Trust ("the Trust") and the issuance of a series of certificates by the Trust representing undivided interests in the assets of the Trust. As of September 27, 1997, AmeriServe had transferred $392.5 million of accounts receivable to Funding in exchange for $225 million in cash and an undivided interest in the Trust of $167.5 million.

In accordance with the provisions of FASB No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the transactions have been recorded as a sale of receivables to a qualified special purpose entity. The ongoing cost associated with the Program, which represents the return to investors in the certificates, is reported in the Condensed Consolidated Statements of Operations as "Loss on sale of accounts receivable." AmeriServe has accounted for its investment in Funding as a held to maturity security in accordance with FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities." (See Note 8.)


NOTE 6 - EXTRAORDINARY LOSS

In connection with the early extinguishment of debt on July 11, 1997 as described in Note 4, AmeriServe recorded an extraordinary loss of $2.2 million, which represents the unamortized balance of deferred financing costs associated with the debt. Because of AmeriServe's net operating loss carry-forward position, the charge was recorded without tax benefit. The early extinguishment of debt on October 15, 1997, as described in Note 4, will result in an extraordinary loss in the fourth quarter of $7.2 million, without tax benefit. This loss also represents the unamortized balance of deferred financing costs associated with the debt.

NOTE 7 - STOCKHOLDER'S EQUITY

Following is a summary of transactions affecting stockholder's equity for the nine months ended September 27, 1997:

                                                                   (In thousands)
---------------------------------------------------------------------------------
Stockholder's equity at December 28, 1996                                $42,675

Contribution of all outstanding preferred stock to additional paid
in capital at book value                                                       -

Contribution by NEHC to additional paid in capital                       130,000

Loss on exchange of investment in NEHC preferred stock for
capital stock of Post, recorded as reduction in additional paid
in capital                                                                  (397)

Net loss for the nine months ended September 27, 1997                    (47,469)
                                                                       ---------

Stockholder's equity at September 27, 1997                              $124,809
--------------------------------------------------------------------------------



NOTE 8 - GUARANTOR SUBSIDIARIES

AmeriServe's operating subsidiaries fully, unconditionally, jointly and severally guarantee the Senior Subordinated Notes and the Senior Notes discussed in Note 4. The guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of AmeriServe, and AmeriServe and the guarantor subsidiaries conduct substantially all of the operations of AmeriServe and its subsidiaries on a consolidated basis. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors.

The only significant subsidiary of AmeriServe that is not a guarantor subsidiary is Funding, which is a wholly-owned special purpose bankruptcy-remote subsidiary. Funding has no operating revenues or expenses, and its only asset is an undivided interest in an accounts receivable trust (the "Trust" - See Note
5). Funding's interest in the Trust is junior to the claims of the holders of certificates issued by the Trust. Accordingly, as creditors of Ameriserve, the claims of the holders of Senior Subordinated Notes and Senior Notes against the accounts receivable held in the Trust are similarly junior to the claims of holders of the certificates issued by the Trust.

The following is summarized combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) for the guarantor subsidiaries of AmeriServe at September 27, 1997 and for the nine months then ended (in thousands):


          Current assets .....................................   $  74,937
          Current liabilities ................................      72,588
          Noncurrent assets ..................................      72,285
          Noncurrent liabilities .............................      52,936

          Net sales ..........................................   $ 796,728
          Gross profit .......................................      75,521
          Net loss ...........................................     (20,046)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

AmeriServe Food Distribution, Inc. (AmeriServe) is North America's largest foodservice distributor to chain restaurants, distributing a wide variety of items, including meat, poultry, frozen foods, canned and dry goods, produce, beverages, dairy products, paper goods, cleaning and other supplies and small equipment. AmeriServe's major customers are franchisers and/or franchisees in the Pizza Hut, Taco Bell, KFC, Wendy's, Arby's, Burger King and Dairy Queen restaurant systems.

AmeriServe acquired the U.S. and Canadian operations of PFS, a Division of PepsiCo, Inc., effective June 11, 1997. The net sales of PFS for the fiscal year ended December 25, 1996 were $3.4 billion. PFS distributed food products and supplies to franchised and company-owned restaurants in the Pizza Hut, Taco Bell and KFC systems, which were spun-off by PepsiCo, Inc. in October of 1997 and are now operating as TRICON Global Restaurants, Inc. (TRICON). Twelve weeks of operating results of PFS are included in AmeriServe's operating results for the three and nine months ended September 27, 1997. Because of the relative sizes of PFS and AmeriServe, which had net sales of $1.3 billion for the fiscal year ended December 28, 1996, the comparisons of operating results discussed below are significantly impacted by the PFS acquisition.

In April of 1997, AmeriServe began providing foodservice distribution to approximately 2,600 Arby's restaurants under a three-year exclusive contract. (While the majority of Arby's restaurants are serviced directly by AmeriServe, some are serviced by sub-contracted independent distributors.)

RESULTS OF OPERATIONS

The following table presents certain financial information of AmeriServe, expressed as a percentage of net sales, for the three and nine months ended September 27, 1997 and September 26, 1996.

                                                      Three Months Ended           Nine Months Ended
                                                 --------------------------- ----------------------------
                                                 September 27, September 26, September 27,  September 26,
                                                     1997         1996           1997           1996
                                                 ------------- ------------- -------------  -------------
          Net sales                                  100.0%       100.0%        100.0%         100.0%
          Cost of goods sold                          90.1%        90.1%         90.1%          90.0%
          Gross profit                                 9.9%         9.9%          9.9%          10.0%
          Distribution, selling and
               administrative expenses                 7.8%         8.4%          8.2%           8.6%

          Operating income before
               amortization of intangible
               assets and impairment,
               restructuring and other unusual
               charges                                 2.1%         1.5%          1.7%           1.4%



Net sales increased by $857 million, or 228%, for the quarter, and $1.0 billion, or 106%, year-to-date. The PFS acquisition accounted for $781 million of the increase for the quarter and year-to-date. The remaining sales growth of $76 million for the quarter and $219 million year-to-date was largely due to the addition of service to Arby's.

Gross profit increased by $85 million, or 231%, for the quarter and $99 million, or 103%, year-to-date due primarily to the PFS acquisition. The gross profit margin was 9.9% for the quarter and year-to-date, substantially consistent with the prior year results.

Distribution, selling and administrative expenses increased by $65 million, or 206%, for the quarter and $78 million, or 95%, year-to-date due primarily to the PFS acquisition. Distribution, selling and administrative expenses as a percent of net sales decreased from 8.4% to 7.8% for the quarter and decreased from 8.6% to 8.2% year-to-date. This change reflects the impact of PFS' lower operating expense margin, as well as leveraging of the Arby's business.

Operating income before amortization of intangible assets and impairment, restructuring and other unusual charges increased $21 million for both the quarter and year-to-date, or 367% and 153% for the quarter and year-to-date, respectively, due primarily to the PFS acquisition. As a percent of net sales, this income measure rose from 1.5% to 2.1% for the quarter and 1.4% to 1.7% year-to-date. This change is due to the lower distribution, selling and administrative expense as a percent of net sales as discussed above.

Amortization of intangible assets increased $3.5 million for the quarter and $3.7 million year-to-date, reflecting the amortization of the intangible assets arising from the preliminary allocation of the PFS purchase price.

Impairment, restructuring and other unusual charges totaled $44.6 million for the quarter and year-to-date. This charge includes impairment of property, equipment and other assets, exit costs for future lease terminations and employee displacements, integration costs primarily related to a previous acquisition and fees for bridge financing and the accounts receivable sale program and other one-time costs associated with the PFS acquisition. The impairment charge and exit cost accruals relate to restructuring and consolidation actions designed to integrate the AmeriServe and PFS operations. See Note 3 for further information.

Interest expense increased $14.7 million for the quarter and $16.6 million year to date, reflecting interest on additional debt primarily to finance the acquisition of PFS.

Loss on sale of accounts receivable relates to an ongoing program established by AmeriServe to provide additional financing capacity. Under the program, accounts receivable are sold to a wholly-owned special purpose bankruptcy remote subsidiary, which in turn transfers the receivables to a master trust. The loss on sale of receivables of $2.2 million represents the return to investors in certificates issued by the master trust. See Note 5 for further information.

Provision for income taxes represents estimated current income taxes payable. AmeriServe's net deferred tax assets are offset entirely by a valuation allowance, reflecting AmeriServe's net operating loss carry-forward position.

Extraordinary loss of $2.2 million resulted from an early extinguishment of debt. This noncash charge represents the unamortized balance of deferred financing costs associated with a previous credit facility. Another noncash extraordinary loss of $7.2 million will be recorded in the fourth quarter of 1997 as a result of the early extinguishment of debt on October 15, 1997. See Notes 4 and 6 for further information.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first nine months of 1997 increased $21.5 million compared to the first nine months of 1996. Net cash provided by operating activities in 1997 includes $13.4 million in cash outflows for fees related to bridge financing and the accounts receivable sale program and other indirect costs associated with the PFS acquisition. Excluding these nonrecurring items, net cash provided by operating activities was $33.2 million in 1997, compared to a cash use of $1.7 million in 1996. This increase reflects favorable working capital changes due primarily to timing of payments as well as the cash earnings generated by the PFS operations, partially offset by higher interest payments.

Unusual charges in 1997 also included $12.4 million in noncash impairment of property, equipment and other assets and $14.8 million in restructuring (exit) cost accruals for future lease terminations and employee displacements. These exit costs represent cash outflows in future periods.

Net cash used for investing activities for the first nine months of 1997 increased $745.3 million compared to 1996 reflecting the $830 million acquisition of PFS. Capital expenditures primarily represent purchases of warehouse and truck fleet equipment, and the $5.3 million increase over 1996 was driven by the impact of the PFS acquisition and increased warehouse capacity.

Net cash provided by financing activities in 1997 reflected debt and equity financing transactions to support the PFS acquisition and future capital needs and to refinance existing borrowings. The debt transactions included issuance of $500 million 10 1/8% Senior Subordinated Notes due in 2007 and $205 million in term loans. The term loans were repaid in October of 1997 with proceeds from issuance of $350 million 8 7/8% Senior Notes due in 2006. Also included in net cash provided by financing activities is $225 million in proceeds from the initial sale under the accounts receivable program described in Note 5. Nebco Evans Holding Company, the parent company of AmeriServe, provided $130 million in equity financing. See Note 7 for a summary of transactions affecting stockholder's equity for the nine months ended September 27, 1997.

Capital Resources are expected to be sufficient to support ongoing business needs as well as the consolidation activities. These resources include cash provided by operating activities, capital lease financing of capital spending, cash on hand and an available revolving credit facility of approximately $140 million.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

AmeriServe's acquisition of PFS presents an opportunity to significantly improve operating efficiencies of the combined business by eliminating redundant facilities, achieving warehouse economies of scale with new and larger facilities and improving truck fleet utilization through increased deliveries per route. The impairment and restructuring charges recorded in the current quarter reflect actions designed to begin taking advantage of these synergistic opportunities.

While AmeriServe expects to generate ongoing cost savings upon the completion of these and other future actions under consideration, future results will be negatively impacted by costs of start-up, integration, training and other operating inefficiencies associated with the consolidation activities. These cash consolidation costs, for the actions that have been decided upon to date, are expected to approximate $20 million over the next eighteen months. While management believes it has the resources to meet its objectives, the ultimate level and timing of cost savings is subject to the organization's ability to manage through the complexities of the consolidation and respond to unanticipated events.

An important component of the consolidation effort is the replacement of most existing management information systems with a new software platform and hardware configuration. Among other expected benefits, the new computer system will complement the consolidation effort by providing the flexibility to support the varied processes of the combined business as well as allowing greater centralization of support functions. Because most existing applications are not Year 2000 compliant, there is a risk of business disruption if the system implementation, which is underway, is not completed within the established timelines.

AmeriServe's future results are subject to economic and competitive risks and uncertainties in the chain restaurant and foodservice industries, as well as fluctuations in the costs of products distributed. Further, although AmeriServe provides foodservice distribution to TRICON under a five-year exclusive distribution agreement (the "Distribution Agreement") effective July of 1997, AmeriServe is subject to the inherent risk of customer concentration as approximately 40% of net sales are to TRICON-owned restaurants. TRICON is actively engaged in the sale to franchisees of Taco Bell and Pizza Hut restaurants covered by the Distribution Agreement. While the Distribution Agreement provides that prior to such sales, such franchisees will enter into distribution agreements on substantially similar terms, there can be no assurance that the transition from company-owned to franchised status will not affect AmeriServe's results. In addition, AmeriServe's future results may be impacted by restaurant closure actions recently disclosed by TRICON.

AmeriServe is and will continue to be highly leveraged as a result of the indebtedness incurred in connection with the acquisition of PFS. AmeriServe's ability to meet interest payments, refinance the debt or ultimately repay the debt is subject to the risks and uncertainties discussed above.

For additional factors that could cause AmeriServe's actual results to differ materially from expected and historical results, see the "Risk Factors" set forth in AmeriServe's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 10, 1997.

This quarterly report contains certain forward-looking statements within the meaning of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in such forward-looking statements and readers are cautioned not to place undue reliance on the forward-looking statements which speak only as the date hereof. AmeriServe undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or nonoccurrence of anticipated events.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

            EXHIBIT
            NUMBER                       DESCRIPTION
            -------                      -----------
                2.1        Asset Purchase Agreement between PepsiCo, Inc. and Nebco Evans
                           Holding Company (incorporated by reference to Exhibit 2.2 to the
                           Registrant's Registration Statement Form S-4 No. 333-33225 filed
                           August 8, 1997).

                3.1        Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement
                           on Form S-4 No. 333-33225 filed August 8, 1997).

                3.2        By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 No. 333-33225
                           filed August 8, 1997).

                3.3        Certificate of Incorporation of AmeriServ Food Company
                           (incorporated by reference to Exhibit 3.3 to the Registrant's
                           Registration Statement on Form S-4 No. 333-33225 filed August 8,
                           1997).

                3.4        By-Laws of AmeriServ Food Company (incorporated by reference to
                           Exhibit 3.4 to the Registrant's Registration Statement on Form S-4
                           No. 333-33225 filed August 8, 1997).

                3.5        Articles of Incorporation of AmeriServe Transportation, Inc.
                           (incorporated by reference to Exhibit 3.5 to the Registrant's
                           Registration Statement on Form S-4 No. 333-33225 filed August 8,
                           1997).

                3.6        By-Laws of AmeriServe Transportation, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's Registration Statement
                           on Form S-4 No. 333-33225 filed August 8, 1997).

                3.7        Articles of Incorporation of Chicago Consolidated Corporation
                           (incorporated by reference to Exhibit 3.7 to the Registrant's
                           Registration Statement on Form S-4 No. 333-33225 filed August 8,
                           1997).

                3.8        By-Laws of Chicago Consolidated Corporation (incorporated by reference to Exhibit 3.8 to the Registrant's Registration Statement
                           on Form S-4 No. 333-33225 filed August 8, 1997).

                3.9        Articles of Incorporation of Northland Transportation Services,
                           Inc. (incorporated by reference to Exhibit 3.9 to the Registrant's
                           Registration Statement on Form S-4 No. 333-33225 filed August 8,
                           1997).

               3.10        By-Laws of Northland Transportation Services, Inc. (incorporated by reference to Exhibit 3.10 to the Registrant's Registration
                           Statement on Form S-4 No. 333-33225 filed August 8, 1997).

               3.11        Articles of Incorporation of The Harry H. Post Company
                           (incorporated by reference to Exhibit 3.11 to the Registrant's
                           Registration Statement on Form S-4 No. 333-33225 filed August 8,
                           1997).

               3.12        By-Laws of The Harry H. Post Company (incorporated by reference to
                           Exhibit 3.12 to the Registrant's Registration Statement on Form S-4
                           No. 333-33225 filed August 8, 1997).

               3.13        Articles of Incorporation of Delta Transportation, Ltd.
                           (incorporated by  reference to Exhibit 3.13 to the Registrant's
                           Registration Statement on Form S-4 No. 333-33225 filed August 8,
                           1997).

               3.14        By-Laws of Delta Transportation, Ltd. (incorporated by reference to
                           Exhibit 3.14 to the Registrant's Registration Statement on Form S-4
                           No. 333-33225 filed August 8, 1997).

                4.1        Indenture, dated as of October 15, 1997, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company,
                           with respect to the Senior Notes (incorporated by reference to
                           Exhibit 4.1 to the Registrant's Registration Statement on Form S-4
                           No. 333-38337 filed October 21, 1997).

                4.2        Form of New Senior Note (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 No.
                           333-38337 filed October 21, 1997).

                4.3        Form of New Note Guarantee (incorporated by reference to Exhibit
                           4.3 to the Registrant's Registration Statement on Form S-4 No.
                           333-38337 filed October 21, 1997).

                4.4        Purchase Agreement, by and among the Company, the Subsidiary
                           Guarantors, Donaldson, Lufkin & Jenrette Securities Corporation and
                           BancAmerica Robertson Stephens dated as of October 8, 1997
                           (incorporated by reference to Exhibit 4.4 to the Registrant's
                           Registration Statement on Form S-4 No. 333-38337 filed October 21,
                           1997).

                4.5        Indenture, dated as of July 11, 1997, by and among the Company, the
                           Subsidiary Guarantors and State Street Bank and Trust Company, with respect to the New Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement
                           on Form S-4 No. 333-33225 filed August 8, 1997).

                4.6        Purchase Agreement, by and among the Company, the Subsidiary
                           Guarantors, Donaldson, Lufkin & Jenrette Securities Corporation and
                           BancAmerica Securities dated as of July 9, 1997 (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement
                           Form S-4 No. 333-33225 filed August 8, 1997).

               10.1        Registration Rights Agreement, dated as of October 15, 1997, by and among the Company, the Subsidiary Guarantors and Donaldson, Lufkin
                           & Jenrette Securities Corporation (incorporated by reference to
                           Exhibit 10.1 to the Registrant's Registration Statement on Form S-4
                           No. 333-38337 filed October 21, 1997).

               10.2        Registration Rights Agreement, dated as of July 11, 1997, by and among the Company, the Subsidiary Guarantors and Donaldson, Lufkin
                           & Jenrette Securities Corporation (incorporated by reference to
                           Exhibit 10.1 to the Registrant's Registration Statement on Form S-4
                           No. 333-33225 filed August 8, 1997).

               10.3        Second Amended and Restated Credit Agreement, dated as of July 11,
                           1997 among the Company, Bank of America National Trust and Savings
                           Association, as Administrative Agent, Donaldson, Lufkin & Jenrette
                           Securities Corporation, as Documentation Agent, Bank of America
                           National Trust and Savings Association as Letter of Credit Issuing
                           Lender, the Other Financial Institutions Party thereto and
                           BancAmerica Securities, Inc. as Arranger (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form
                           S-4 No. 333-33225 filed August 8, 1997).

               10.4        Employment Agreement, dated as of December 23, 1986 between the
                           Company and Raymond E. Marshall, as amended by Amendment to
                           Employment Agreement, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant's Registration
                           Statement on Form S-4 No. 333-33225 filed August 8, 1997).

               10.5        Sales and Distribution Agreement dated as of May 6, 1997, by and among PFS, Pizza Hut, Taco Bell, Kentucky Fried Chicken Corporation
                           and Kentucky Fried Chicken of California, Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant's
                           Registration Statement on Form S-4 No. 333-33225 filed October 21,
                           1997).

               12.1        Statements re computation of ratios (incorporated by reference to
                           Exhibit 12.1 to Amendment No. 2 to the Registrant's Registration
                           Statement on Form S-4 No. 333-33225 filed November 6, 1997).

               12.2        Statements re computation of ratios -- PFS (incorporated by reference to Exhibit 12.2 to Amendment No. 2 to the Registrant's
                           Registration Statement on Form S-4 No. 333-33225 filed November 6,
                           1997).

               27.1        Financial Data Schedule.

          (b)  Reports on Form 8-K
               No current report on Form 8-K was filed by the Company during the fiscal quarter ended September 27, 1997


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                              AmeriServe Food Distribution, Inc.
                                              ----------------------------------
                                              (Registrant)

Date:   December 19, 1997                     /s/ Raymond Marshall
-------------------------                     ----------------------------------
                                              President

Date:   December 19, 1997                     /s/ Donald Rogers
-------------------------                     ----------------------------------
                                              Chief Financial Officer

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER              EXHIBITS
     -------             --------
       2.1        Asset Purchase Agreement between PepsiCo, Inc. and Nebco Evans
                  Holding Company (incorporated by reference to Exhibit 2.2 to the
                  Registrant's Registration Statement Form S-4 No. 333-33225 filed
                  August 8, 1997).

       3.1        Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement
                  on Form S-4 No. 333-33225 filed August 8, 1997).

       3.2        By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 No. 333-33225
                  filed August 8, 1997).

       3.3        Certificate of Incorporation of AmeriServ Food Company
                  (incorporated by reference to Exhibit 3.3 to the Registrant's
                  Registration Statement on Form S-4 No. 333-33225 filed August 8,
                  1997).

       3.4        By-Laws of AmeriServ Food Company (incorporated by reference to
                  Exhibit 3.4 to the Registrant's Registration Statement on Form S-4
                  No. 333-33225 filed August 8, 1997).

       3.5        Articles of Incorporation of AmeriServe Transportation, Inc.
                  (incorporated by reference to Exhibit 3.5 to the Registrant's
                  Registration Statement on Form S-4 No. 333-33225 filed August 8,
                  1997).

       3.6        By-Laws of AmeriServe Transportation, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's Registration Statement
                  on Form S-4 No. 333-33225 filed August 8, 1997).

       3.7        Articles of Incorporation of Chicago Consolidated Corporation
                  (incorporated by reference to Exhibit 3.7 to the Registrant's
                  Registration Statement on Form S-4 No. 333-33225 filed August 8,
                  1997).

       3.8        By-Laws of Chicago Consolidated Corporation (incorporated by reference to Exhibit 3.8 to the Registrant's Registration Statement
                  on Form S-4 No. 333-33225 filed August 8, 1997).

       3.9        Articles of Incorporation of Northland Transportation Services,
                  Inc. (incorporated by reference to Exhibit 3.9 to the Registrant's
                  Registration Statement on Form S-4 No. 333-33225 filed August 8,
                  1997).

      3.10        By-Laws of Northland Transportation Services, Inc. (incorporated by reference to Exhibit 3.10 to the Registrant's Registration
                  Statement on Form S-4 No. 333-33225 filed August 8, 1997).

      3.11        Articles of Incorporation of The Harry H. Post Company
                  (incorporated by reference to Exhibit 3.11 to the Registrant's
                  Registration Statement on Form S-4 No. 333-33225 filed August 8,
                  1997).

      3.12        By-Laws of The Harry H. Post Company (incorporated by reference to
                  Exhibit 3.12 to the Registrant's Registration Statement on Form S-4
                  No. 333-33225 filed August 8, 1997).

      3.13        Articles of Incorporation of Delta Transportation, Ltd.
                  (incorporated by  reference to Exhibit 3.13 to the Registrant's
                  Registration Statement on Form S-4 No. 333-33225 filed August 8,
                  1997).

      3.14        By-Laws of Delta Transportation, Ltd. (incorporated by reference to
                  Exhibit 3.14 to the Registrant's Registration Statement on Form S-4
                  No. 333-33225 filed August 8, 1997).

       4.1        Indenture, dated as of October 15, 1997, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company,
                  with respect to the Senior Notes (incorporated by reference to
                  Exhibit 4.1 to the Registrant's Registration Statement on Form S-4
                  No. 333-38337 filed October 21, 1997).

       4.2        Form of New Senior Note (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 No.
                  333-38337 filed October 21, 1997).

       4.3        Form of New Note Guarantee (incorporated by reference to Exhibit
                  4.3 to the Registrant's Registration Statement on Form S-4 No.
                  333-38337 filed October 21, 1997).

       4.4        Purchase Agreement, by and among the Company, the Subsidiary
                  Guarantors, Donaldson, Lufkin & Jenrette Securities Corporation and
                  BancAmerica Robertson Stephens dated as of October 8, 1997
                  (incorporated by reference to Exhibit 4.4 to the Registrant's
                  Registration Statement on Form S-4 No. 333-38337 filed October 21,
                  1997).

       4.5        Indenture, dated as of July 11, 1997, by and among the Company, the
                  Subsidiary Guarantors and State Street Bank and Trust Company, with respect to the New Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement
                  on Form S-4 No. 333-33225 filed August 8, 1997).

       4.6        Purchase Agreement, by and among the Company, the Subsidiary
                  Guarantors, Donaldson, Lufkin & Jenrette Securities Corporation and
                  BancAmerica Securities dated as of July 9, 1997 (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement
                  Form S-4 No. 333-33225 filed August 8, 1997).

      10.1        Registration Rights Agreement, dated as of October 15, 1997, by and among the Company, the Subsidiary Guarantors and Donaldson, Lufkin
                  & Jenrette Securities Corporation (incorporated by reference to
                  Exhibit 10.1 to the Registrant's Registration Statement on Form S-4
                  No. 333-38337 filed October 21, 1997).

      10.2        Registration Rights Agreement, dated as of July 11, 1997, by and among the Company, the Subsidiary Guarantors and Donaldson, Lufkin
                  & Jenrette Securities Corporation (incorporated by reference to
                  Exhibit 10.1 to the Registrant's Registration Statement on Form S-4
                  No. 333-33225 filed August 8, 1997).

      10.3        Second Amended and Restated Credit Agreement, dated as of July 11,
                  1997 among the Company, Bank of America National Trust and Savings
                  Association, as Administrative Agent, Donaldson, Lufkin & Jenrette
                  Securities Corporation, as Documentation Agent, Bank of America
                  National Trust and Savings Association as Letter of Credit Issuing
                  Lender, the Other Financial Institutions Party thereto and
                  BancAmerica Securities, Inc. as Arranger (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form
                  S-4 No. 333-33225 filed August 8, 1997).

      10.4        Employment Agreement, dated as of December 23, 1986 between the
                  Company and Raymond E. Marshall, as amended by Amendment to
                  Employment Agreement, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant's Registration
                  Statement on Form S-4 No. 333-33225 filed August 8, 1997).

      10.5        Sales and Distribution Agreement dated as of May 6, 1997, by and among PFS, Pizza Hut, Taco Bell, Kentucky Fried Chicken Corporation
                  and Kentucky Fried Chicken of California, Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant's
                  Registration Statement on Form S-4 No. 333-33225 filed October 21,
                  1997).

      12.1        Statements re computation of ratios (incorporated by reference to
                  Exhibit 12.1 to Amendment No. 2 to the Registrant's Registration
                  Statement on Form S-4 No. 333-33225 filed November 6, 1997).

      12.2        Statements re computation of ratios -- PFS (incorporated by reference to Exhibit 12.2 to Amendment No. 2 to the Registrant's
                  Registration Statement on Form S-4 No. 333-33225 filed November 6,
                  1997).

      27.1        Financial Data Schedule.