Form 10-K405
period 1997-12-27
AMERISERVE FOOD DISTRIBUTION INC
filed 1998-03-27
CIK 1042743

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997
                                         OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934, FOR THE TRANSITION PERIOD FROM             TO

                            COMMISSION FILE NUMBER: 19367

                                AMERISERVE FOOD
                               DISTRIBUTION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      75-2296149
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

                              14841 DALLAS PARKWAY
                                DALLAS, TX 75240
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (972) 338-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant is not applicable as there is not a public market for such stock. All shares of the registrant's common stock are held by one affiliate. As of March 26, 1998, there were 600 shares of common stock of the registrant outstanding.
================================================================================

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the business strategy, operations, cost-saving initiatives, economic performance, financial condition and liquidity and capital resources of AmeriServe Food Distribution, Inc. (which, unless the context indicates or otherwise requires, including its predecessors, is referred to in this Annual Report on Form 10-K as "AmeriServe" or the "Company"). Such statements are subject to various risks and uncertainties. Actual results could differ materially from those projected in such forward-looking statements and readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date hereof. Certain factors that could cause the Company's actual results to differ materially from expected, implied or historical results include the factors set forth under "Forward-Looking and Cautionary Statements" in Item 7 of this Annual Report on Form 10-K (this "Report"), the additional factors set forth under "Risk Factors" in the Company's amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the "SEC") on November 10, 1997 (the "AmeriServe Registration Statement") and the Company's other filings with the SEC, as well as general economic and business and market conditions, especially in the chain restaurant business, and increased competitive and/or customer pressure. The Company undertakes no obligations to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or nonoccurrence of anticipated events.

ITEM 1.  BUSINESS

     AmeriServe, a Delaware corporation, is a wholly-owned subsidiary of Nebco Evans Holding Company ("NEHC"), a Delaware corporation. NEHC is also the parent company of Holberg Warehouse Properties, Inc., a Delaware corporation ("HWPI"). AmeriServe accounts for substantially all of NEHC's assets and NEHC conducts substantially all of its business through AmeriServe. HWPI's sole operation consists of owning two distribution centers occupied by AmeriServe. AmeriServe operates in a single business segment, as described below.

     NEHC is a wholly owned subsidiary of Nebco Evans Distributors, Inc. ("NED"), which is a majority owned subsidiary (92.9%) of Holberg Industries, Inc. ("Holberg"). Holberg is a privately held diversified service company with subsidiaries operating within the food service distribution and parking services industries in North America. Holberg was formed in 1986 to acquire and manage food service distribution businesses. Holberg acquired NEBCO Distribution of Omaha, Inc. ("NEBCO") in 1986. NEBCO acquired Evans Brothers Company ("Evans") in January 1990 and the combined company was renamed NEBCO EVANS Distribution, Inc. ("NEBCO EVANS"). NEBCO EVANS acquired L.L. Distribution Systems Inc. in 1990, Condon Supply Company in 1991 and AmeriServ Food Company ("AmeriServ"), a distributor of food products and supplies to chain restaurants in such systems as Wendy's, Dairy Queen, Burger King, KFC and Applebee's, in January 1996. In conjunction with the AmeriServ acquisition, on January 25, 1996, NEHC was formed as a wholly-owned subsidiary of NED and acquired all of the stock of NEBCO EVANS. In April 1997, NEBCO EVANS, a Nebraska corporation, changed its name to AmeriServe Food Distribution, Inc. (as such, "Nebraska AmeriServe").

     AmeriServe is North America's largest systems foodservice distributor specializing in distribution to chain restaurants. The Company is the primary supplier to its customers of a wide variety of items, including fresh and frozen meat and poultry, seafood, frozen foods, canned and dry goods, fresh and pre-processed produce, beverages, dairy products, paper goods, cleaning supplies and equipment. The Company currently serves over 30 different restaurant chains and over 25,500 restaurant locations in North America. The Company has had long-standing relationships with such leading restaurant concepts as Pizza Hut, Taco Bell, KFC, Wendy's, Burger King, Dairy Queen, Subway and Applebee's.

     On July 11, 1997, the Company acquired (the "PFS Acquisition") the U.S. and Canadian operations of PFS ("PFS"), a division of PepsiCo, Inc. ("PepsiCo"). PFS distributed food products and supplies and restaurant equipment to franchised and company-operated restaurants in the Pizza Hut, Taco Bell and KFC systems. These systems were spun-off by PepsiCo in October 1997 and are now operating as TRICON Global

Restaurants, Inc. ("Tricon"). In addition, in connection with the PFS Acquisition, the Company entered into a distribution agreement (the "Distribution Agreement") whereby it became the exclusive distributor of selected products until July 11, 2002 to the approximately 9,800 Pizza Hut, Taco Bell and KFC restaurants in the continental United States owned by Pizza Hut, Inc., Taco Bell Corp., Kentucky Fried Chicken Corporation and, Kentucky Fried Chicken of California, Inc. (all subsidiaries of Tricon) and their subsidiaries (the foregoing, collectively, the "Tricon Subsidiaries,") and previously serviced by PFS. In October 1997, AmeriServe also acquired PFS de Mexico, S.A. de C.V., a regional systems food service distributor based in Mexico City, Mexico for $8.0 million.

     On July 11, 1997, in connection with the PFS Acquisition, the Company issued and sold $500.0 million principal amount of its 10 1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") pursuant to an Indenture, dated as of July 11, 1997, by and among the Company, certain of the Company's subsidiaries (the "Subsidiary Guarantors") and State Street Bank and Trust Company as Trustee (the "Senior Subordinated Note Indenture"). The Senior Subordinated Notes were sold pursuant to exemptions from, or in transactions not subject to, the registration requirements of the Securities Act of 1933, as amended, (the "Securities Act") and applicable state securities laws. On December 12, 1997, the Company consummated an offer to exchange the Senior Subordinated Notes for new Senior Subordinated Notes, which are registered under the Securities Act with terms substantially identical to the Senior Subordinated Notes. (For further information, see Note 6 to the Consolidated Financial Statements.)

     On October 15, 1997, AmeriServe issued and sold $350,000,000 in aggregate principal amount at maturity of its 8 7/8% Senior Notes due 2006 (the "Senior Notes") pursuant to an Indenture, dated as of October 15, 1997, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company, as trustee. The Senior Notes were sold pursuant to an exemption from or in transactions not subject to, the registration requirements of the Securities Act. On December 12, 1997, AmeriServe consummated an offer to exchange the Senior Notes for new Senior Notes, which are registered under the Securities Act, with terms substantially identical to the Senior Notes.

     For further information about financings by AmeriServe in connection with the PFS Acquisition and subsequently, see Notes 6 and 7 to the Consolidated Financial Statements.

     On December 28, 1997, pursuant to an Agreement and Plan of Merger by and among Nebraska AmeriServe, Nebraska AmeriServe's wholly owned subsidiary AmeriServ and AmeriServ's wholly owned subsidiary The Harry H. Post Company ("Post"), Nebraska AmeriServe merged with and into AmeriServ and Post merged with and into AmeriServ, in each case with AmeriServ, a Delaware corporation, as the surviving corporation. In the mergers, AmeriServ changed its name to AmeriServe Food Distribution, Inc. (the surviving corporation is referred to in this Report as "AmeriServe" or the "Company"). In the mergers, all of the outstanding equity securities of AmeriServ and Post were cancelled, and all of the outstanding equity securities of Nebraska AmeriServe were converted into substantially identical securities of the Company. The Company effected the mergers to rationalize its corporate organization and to reduce various compliance and regulatory costs arising from having subsidiaries incorporated in various jurisdictions and to move its jurisdiction of incorporation from Nebraska to Delaware.

RECENT DEVELOPMENTS

     On January 29, 1998, AmeriServe, Steamboat Acquisition Corp., a newly formed Delaware corporation and wholly owned subsidiary of AmeriServe, and ProSource, Inc., a Delaware corporation ("ProSource"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which AmeriServe will acquire all outstanding shares of ProSource (the "ProSource Acquisition") for cash. ProSource provides foodservice distribution to restaurants in North America. ProSource also provides purchasing and logistics services to the foodservice market in North America. ProSource's 3,400 employees serve approximately 12,700 restaurants, including Burger King, Chick-fil-A, Chili's, Long John Silver's, Olive Garden, Red Lobster, Sonic, TCBY, TGI Friday's and Wendy's, from a nationwide network of distribution centers and its Corporate Support Center in Coral Gables, Florida. The ProSource Acquisition is subject to the approval of

ProSource's stockholders and certain other customary conditions. In connection with the Merger Agreement, certain stockholders of ProSource have entered into a voting agreement with AmeriServe pursuant to which such stockholders have agreed to vote their shares in favor of the ProSource Acquisition. Such shares are sufficient to assure the approval of the ProSource Acquisition. ProSource and AmeriServe have been granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

FOODSERVICE DISTRIBUTION INDUSTRY

     The foodservice distribution business involves the purchasing, receiving, warehousing, marketing, selecting, loading and delivery of fresh and frozen meat and poultry, seafood, frozen foods, canned and dry goods, fresh and preprocessed produce, beverages, dairy products, paper goods, cleaning supplies, equipment and other supplies from manufacturers and vendors to a broad range of enterprises, including restaurants, cafeterias, nursing homes, hospitals, other health care facilities and schools (but generally does not include supermarkets and other retail grocery stores). The United States foodservice distribution industry was estimated to generate $134 billion in sales in 1997.

     Within the foodservice distribution industry, there are two primary types of distributors: broadline foodservice distributors and specialist foodservice distributors, such as the Company. Broadline foodservice distributors service a wide variety of customers including both independent and chain restaurants, schools, cafeterias and hospitals. Broadline distributors may purchase and inventory as many as 25,000 different food and food-related items. Customers utilizing broadline foodservice distributors typically purchase inventory from several distributors. Specialist foodservice distributors may be segregated into three categories: product specialists, which distribute a limited number of products (such as produce or meat); market specialists, which distribute to one type of restaurant (such as Mexican); and systems specialists, which focus on one type of customer (such as chain restaurants or health care facilities).

     The Company operates as a systems distributor that specializes in servicing chain restaurants. Systems specialists, such as the Company, typically purchase and inventory between 1,100 and 5,500 different food and food-related items and often serve as a single source of supply for their customers. Broadline food service distributors generally rely on sales representatives who must call on customers regularly. Systems distributors, however, regularly process orders electronically without the need for a sales representative's involvement.

BUSINESS STRATEGY

     The Company's strategy is to: (i) pursue profitable internal and external growth opportunities; (ii) capitalize on its nationwide network of distribution centers to increase customer density and regional market penetration; (iii) continue to provide low cost, superior customer service; and (iv) maximize operating leverage by integrating and consolidating the PFS and, upon consummation of the ProSource Acquisition, ProSource businesses and by pursuing selective acquisitions within the fragmented foodservice distribution industry.

CUSTOMERS

     The Company's customers are generally individual franchisees or franchiser-owned restaurants of chain restaurant concepts. The Company's customers include over 30 restaurant concepts with over 25,500 restaurant locations prior to the ProSource Acquisition. The corporate owner or franchiser of the restaurant concept generally reserves the right to designate one or more approved foodservice distributors within a geographic region, and each franchisee is typically allowed to select its foodservice distributor from such approved list.

     Including sales to franchiser-owned and franchised restaurants, the Company's sales to the following restaurant concepts as an approximate percentage of total pro forma sales (including PFS for all of 1997 and Post for all of 1997 and 1996 but without giving effect to the ProSource acquisition) were:

                                                              1997    1996
                                                              ----    ----
Pizza Hut...................................................   28%     --
Taco Bell...................................................   28%     --
KFC.........................................................   13%      9%
Wendy's.....................................................   11%     35%
Burger King.................................................    5%     17%

     On a pro forma basis, assuming the inclusion of PFS and Post for the full year, restaurants owned by the Tricon Subsidiaries would have accounted for approximately 40% of the Company's 1997 sales. No other customer accounted for more than 10% of 1997 sales on either a pro forma or reported basis. One customer, a franchiser, accounted for approximately 11% of 1996 net sales on a reported basis.

     The Distribution Agreement entered into with the Tricon Subsidiaries provides the Company with exclusive distribution rights for certain restaurant products to approximately 9,800 Pizza Hut, Taco Bell and KFC restaurants for a five-year term expiring on July 11, 2002. Gross profit and net pretax profit on certain sales to Pizza Hut under the Distribution Agreement are limited. Tricon is actively engaged in the sale to franchisees of Taco Bell and Pizza Hut restaurants covered by the Distribution Agreement. While the Distribution Agreement provides that prior to such sales, such franchisees will enter into distribution agreements on substantially similar terms, there can be no assurance that the transition from company-operated to franchised status will not affect the Company's results. In addition, the Company's future results may be impacted by the planned closure of poorly performing Tricon Subsidiaries' restaurants announced by Tricon in December 1997.

     In January 1997, the Company entered into a three-year agreement, which became effective April 1997, to become the primary supplier to approximately 2,600 Arby's restaurants nationwide. The Company services these restaurants together with three other cooperating distributors. The cooperating distributors currently serve Arby's restaurants located outside the Company's pre-PFS Acquisition primary service territories.

OPERATIONS AND DISTRIBUTION

     The Company's operations generally can be categorized into three business processes: product replenishment, product storage and order fulfillment. Product replenishment involves the management of logistics from the vendors through the delivery of products to the Company's distribution centers. Product storage involves the warehousing and rotation of temperature-controlled inventory at the distribution centers pending sale to customers. Order fulfillment involves all activities from customer order placement and selecting and loading through delivery from the distribution centers to the restaurant location. Supporting these processes is the Company's nationwide network of 40 distribution centers, its fleet of approximately 900 tractors and 1,200 trailers and its management information systems. Substantially all of the Company's products are purchased, stored and delivered in sealed cases which the Company does not open or alter. In connection with the PFS Acquisition, the Company expects to reduce the number of current distribution centers from 40 to 25. In order to accomplish this consolidation, the Company will operate its business in new and larger facilities. (For further information, see Note 3 to The Consolidated Financial Statements.)

  Product Replenishment

     While the Company is responsible for purchasing products to be delivered to its customers, chain restaurants typically approve the vendors and negotiate the price for their proprietary products. The Company determines the distribution centers that will warehouse products for each customer and the quantities in which such products will be purchased. Order quantities for each product are systematically determined for each distribution center, taking into account both recent sales history and projected customer demand. The distribution centers selected to serve a customer are based on the location of the restaurants to be serviced.

  Product Storage

     The Company currently warehouses approximately 1,100 to 5,500 stock keeping units ("SKU's") (excluding the redistribution and equipment distribution centers) for its customers at 40 facilities in 33 metropolitan areas. Upon receipt of the product at the distribution centers, the product is inspected and stored on pallets, in racks or in bulk in the appropriate temperature-controlled environment. Products stored at the distribution centers are generally not reserved for a specific customer. Rather, customer orders are filled from the common inventory at the relevant distribution center. The Company's computer systems continuously monitor inventory levels in an effort to maintain optimal levels, taking into account required service levels, buying opportunities and capital requirements. Each distribution center contains ambient, refrigerated (including cool docks) and frozen space, as well as offices for operations, sales and customer service personnel and a computer network, accessing systems at other distribution centers and the Company's corporate support centers.

     A majority of the Company's distribution centers are between 100,000 to 200,000 square feet with approximately 20% refrigerated storage space, 30% frozen storage space and 50% dry storage area. The Company uses sophisticated logistics programs to strategically locate new distribution centers in areas near key highways with specific consideration given to the proximity of customers and suppliers. The Company also employs consultants in distribution center layout and product flow to design the distribution center with the objective of maximizing product throughput. The Company estimates that each distribution center can effectively service customers within a 350 mile radius, although the Company's objective is to service customers within a 150 mile radius. The Company expects to begin operations at a new distribution center in Orlando, Florida (269,000 sq. ft.) in April 1998. The Company expects to begin operations at a new distribution center in Denver, Colorado (161,000 sq. ft.) in September, 1998.

  Order Fulfillment

     The Company places a significant emphasis on providing high quality service in order fulfillment. By providing high quality service and reliability, the Company believes it can reduce the number of reorders and redeliveries, reducing costs for both the Company and its customers. Each restaurant places product orders based on recent usage, estimated sales and existing restaurant inventories. The Company uses its management information systems to continually update routes and delivery times with each customer in order to lower fulfillment costs. Product orders are placed with the Company one to three times a week either through the Company's customer service representatives or through electronic transmission using specially designed software. Many of the restaurants served by the Company transmit product orders electronically.

     Once ordered by the customer, products are picked and labeled at each distribution center, and the products are generally placed on a pallet for the loading of outbound trailers. Delivery routes are scheduled to both fully utilize the trailer's load capacity and minimize the number of miles driven in order to exploit the cost benefit of customer density.

  Fleet

     The Company operates a fleet of approximately 900 tractors and 1,200 trailers. The Company leases approximately 300 of the tractors from General Electric Capital Corp. pursuant to full-service leases that include maintenance, licensing and fuel tax reporting. The Company owns approximately 600 tractors and approximately 800 trailers. The remaining trailers are leased under similar full-service leases from a variety of leasing companies. Lease terms average six years for new tractors and nine years for new trailers.

     Most of the Company's tractors contain onboard computers. The computers assist in managing fleet operations and provide expense controls, automated service level data collection and real-time driver feedback, thereby enhancing the Company's service level to customers. Data from the onboard computers are loaded into the routing software after each route in order to continually optimize the route structure. Substantially all of the Company's trailers contain three temperature-controlled compartments, which allow the Company to simultaneously deliver frozen food, refrigerated food and dry goods.

  Management Information Systems

     AmeriServe and the former PFS business currently operate with different computer systems. AmeriServe utilizes a variety of personal computers and IBM AS/400-based software applications. PFS also operates with a variety of applications, the core of which are mainframe-based. Both companies have invested significantly in their systems, and both consider their systems to be among the leaders in the industry. Programs in use include various customized and special-purpose applications, such as warehouse management tools, remote order entry, automated replenishment, delivery routing, and onboard computers for delivery trucks.

     The Company is in the process of replacing its core applications with software from J.D. Edwards in order to integrate the systems of AmeriServe and PFS. This conversion process is expected to be substantially completed by mid-1999 and will result in all of the Company's distribution centers operating with the same computer systems and the same operating policies and practices. For certain risks related to this project, see "Computer Systems and Potential Year 2000 Issue" under Item 7 of this Report.

  Procurement, Logistics and Re-Distribution

     The Company procures a wide range of food, paper and cleaning products for ultimate distribution to its chain restaurant customers. These products include fresh and frozen meat and poultry, seafood, frozen foods, canned and dry goods, fresh and preprocessed produce, beverages, dairy products, paper goods, cleaning supplies and equipment. The Company also operates two re-distribution centers for the purpose of purchasing slow-moving inventory items and consolidating these items into full truckload shipments to the Company's distribution centers nationally, as well as to customers outside the Company. The re-distribution division has been approved as a national consolidation point for Burger King, Dairy Queen, Arby's, KFC and other chains. The Company also offers re-distribution services to customers outside of the continental United States.

     The Company operates a freight logistics division for the purpose of achieving the lowest landed costs to its distribution centers through the review of purchase orders generated at the various distribution centers. The Company generates freight savings through leveraged purchasing, with key carriers operating in defined traffic lanes. This division also provides logistical services to a substantial number of customers outside of the Company on a fee basis. Current inbound purchase orders controlled by this division exceed 2,500 truckloads monthly. Further, the Company operates a nationally registered common carrier fleet of temperature-controlled tractor-trailer units. This division serves as a "core-carrier" to several national food manufacturers and is an integral part of the Company's inbound freight logistics initiative.

MARKETING AND CUSTOMER SERVICE

     The Company employs national and regional marketing representatives who service existing customers, as well as focus on developing new customers from among other restaurant concepts. Additionally, each division president and certain members of senior management are active in maintaining relationships with current and potential customers. The Company compensates its sales and marketing representatives under various compensation plans, which combine a base pay with an incentive bonus.

     The Company's customer service activities are highly customized to the unique needs of each customer. Each customer has a dedicated account manager who is responsible for overseeing all of a customer's needs and coordinating the services provided to such customer. In order to manage problem resolution, the Company tracks customer calls to ensure that appropriate action and follow-up occur. The Company's representatives travel frequently to the customer's restaurant or office for regularly scheduled meetings and key project reviews to ensure close coordination between the Company and the customer.

     A key component of the Company's marketing plan is the use of customized information systems to improve customer service, and to assist the customer in the daily operation of its business. The Company utilizes on-line order entry inventory systems, which permit the Company to simultaneously take orders, compare the order to previous orders, track and replenish inventory and schedule the delivery. In addition to placing orders, certain customers may also access their own accounts, and inventory information, and print copies of order acknowledgments, invoices and account statements. This electronic data interchange system provides certain customers with access to the Company's information systems at their convenience and enables the Company to accept orders 24 hours a day, seven days a week. The electronic data interchange not only allows for greater efficiencies, but also produces reduced administrative expenses and fewer ordering errors.

COMPETITION

     The foodservice distribution industry is highly competitive. Competitors include other systems distribution companies focused on the chain restaurants and captive, multi-unit franchiser-owned distribution companies and broadline foodservice distributors.

     The Company competes directly with other systems specialists that target chain restaurant concepts. The Company's principal competitors are ProSource, Inc., Sysco Corporation's Sygma division, Marriott Distribution Services Inc., Alliant Foodservice Inc., Performance Food Group, U.S. Foodservice (formerly JP Foodservice), and MBM Corp. The Company also competes with regional and local distributors in the foodservice industry, principally for business from franchisee-owned chain restaurants. National and regional chain restaurant concepts typically receive service from one or more systems distributors. Distributors are appointed or approved to service these concepts and/or their franchisees on either a national or regional basis. The Company believes that distributors in the foodservice industry compete on the basis of quality, reliability of service and price. Because a number of the Company's customers prefer a distributor that is able to service their restaurants on a nationwide basis, the Company believes it is in a strong position to retain and compete for national chain restaurant customers and concepts.

     Opportunities for growth by gaining access to new chains typically occur at the expense of a competitor and are awarded in a bid or negotiation situation, in which large blocks of business are awarded to the most efficient distributor. The Company believes that a key competitive advantage is continuously pursuing a strategy of being the low-cost provider of distribution and other value-added services within the industry.

REGULATORY MATTERS

     The Company is subject to a number of federal, state and local laws, regulations and codes, including those relating to the protection of human health and the environment, compliance with which has required, and will continue to require, capital and operating expenditures. The Company believes that it is in compliance, in all material respects, with all such laws, regulations and codes. The Company, however, is not able to predict the impact of any changes in the requirements or mode of enforcement of these laws, regulations and codes on its operating results.

ENVIRONMENTAL MATTERS

     Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to its distribution centers and the land on which its distribution centers are situated, regardless of whether the Company leases or owns the land in question and regardless of whether such environmental conditions were created by the Company or by a prior owner or tenant.

     The Company believes it currently conducts its business, and in the past has conducted its business, in substantial compliance with applicable environmental laws and regulations. In addition, compliance with federal, state and local laws enacted for protection of the environment has had no material effect on the Company. However, there can be no assurance that environmental conditions relating to prior, existing or future distribution centers or distribution center sites will not have a material adverse effect on the Company.

     In connection with the PFS Acquisition, the Company reviewed existing reports and retained environmental consultants to conduct an environmental audit of PFS's operations in order to identify conditions that could have material adverse effects on the Company. The Company has obtained final reports on the results of such audit with regard to PFS, which concluded that there are no environmental matters that are likely to have a material adverse effect on the Company.

EMPLOYEES

     As of December 27, 1997, the Company had approximately 5,000 full-time employees, approximately 500 of whom were employed in corporate support functions and approximately 4,500 of whom were warehouse, transportation, sales, and administrative staff at the distribution centers. As of such date, approximately 275 of the Company's employees were covered by two collective bargaining agreements. One such collective bargaining agreement, covering approximately 200 employees and which expired in January 1998 is in the process of being renewed. The other such collective bargaining agreement, covering approximately 75 employees, will expire at the end of November 1998. The Company has not experienced any labor disputes or work stoppages and believes that its relationships with its employees are good.

ITEM 2.  PROPERTIES

     The Company currently operates 40 distribution centers located throughout the United States, Canada and Mexico and is constructing two new distribution centers as follows:

                                                             APPROXIMATE
LOCATION                                                     SQUARE FEET    LEASED/OWNED
--------                                                     -----------    ------------
Albany, NY.................................................    104,000         Leased
Albuquerque, NM............................................     65,000         Leased
Arlington, TX..............................................    105,600         Leased
Canton, MS.................................................     80,500         Leased
Charlotte, NC..............................................    158,500          Owned
Charlotte, NC..............................................     91,771         Leased
Columbus, OH...............................................    143,903         Leased
Denver, CO.................................................    119,000         Leased
Denver, CO.................................................     74,360         Leased
Denver, CO(2)..............................................    165,000         Leased
Fort Worth, TX.............................................    113,000         Leased
Gainesville, FL............................................     53,000         Leased
Grand Rapids, MI...........................................    180,000          Owned
Gulfport, MS...............................................     63,792         Leased
Hebron, KY.................................................    124,000         Leased
Houston, TX................................................     69,800         Leased
Indianapolis, IN...........................................    115,200         Leased
Indianapolis, IN(3)........................................    180,100         Leased
Jacksonville, FL...........................................    119,600         Leased
Jonesboro, GA..............................................    124,076         Leased
Lemont, IL(1)..............................................    105,000         Leased
Lenexa, KS.................................................    105,600         Leased
Madison, WI(1).............................................    123,000         Leased
Manassas, VA...............................................    100,337          Owned
Memphis, TN................................................     70,750         Leased
Mexico City, MX............................................     35,000          Owned
Milwaukee, WI..............................................    123,185         Leased
Mississauga, Ontario.......................................     53,487         Leased
Mt. Holly, NJ..............................................    126,637         Leased
Norcross, GA...............................................    169,900          Owned
Novi, MI...................................................     72,830         Leased
Oklahoma City, OK (4)......................................     52,500         Leased
Omaha, NE (6)..............................................    105,000         Leased
Ontario, CA................................................    201,454         Leased

                                                             APPROXIMATE
LOCATION                                                     SQUARE FEET    LEASED/OWNED
--------                                                     -----------    ------------
Orlando, FL(2).............................................    269,000         Leased
Orlando, FL................................................    115,240         Leased
Plymouth, MN...............................................    104,200         Leased
Portland, OR...............................................     81,815         Leased
Salt Lake City, UT.........................................     31,000         Leased
Stockton, CA...............................................    105,000         Leased
Tempe, AZ..................................................     67,660         Leased
Waukesha, WI(5)............................................    196,000         Leased

---------------
(1) Re-distribution facilities

(2) Under construction

(3) Restaurant equipment distribution center

(4) This facility is scheduled to close in April 1998.

(5) NEHC capital lease

(6) Owned by NEHC

     Within four years of December 27, 1997, two of the Company's distribution center leases are due to expire. The Company believes it will be able to renew expiring leases at reasonable rates in the future. In addition, in connection with the PFS Acquisition, the Company expects to reduce the number of current distribution centers from 40 to 25. In order to accomplish this integration and consolidation, the Company will operate its business in new and larger facilities. The Company believes its existing distribution centers, together with planned modifications, expansions and new distribution centers provide sufficient space to support the Company's expected expansion over the next several years.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company is involved in litigation relating to claims arising out of their normal business operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     In December 1997, NEHC, as the sole voting stockholder of Nebraska AmeriServe, and Nebraska AmeriServe as the sole voting stockholder of AmeriServ, approved the reorganization merger whereby Nebraska AmeriServe was merged into AmeriServ, which was renamed AmeriServe Food Distribution, Inc.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the common stock of AmeriServe is owned by NEHC and there is no public trading market for such security.

     AmeriServe has not paid a cash dividend in the 1997 or 1996 fiscal years. Under the Company's Credit Facility, the Company is restricted from paying cash dividends on its capital stock until January 11, 2003, except to the extent necessary to enable NEHC to pay corporate overhead expenses. From and after January 11, 2003, the Company may pay additional dividends of up to $13,000,000 annually, subject to certain conditions, to enable NEHC to service its Senior Discount Notes. The indentures relating to the Senior Notes and the Senior Subordinated Notes also limit the Company's ability to pay cash dividends. For additional information regarding these restrictions, see the Company's Second Amended and Restated Credit Agreement, the Indenture, dated as of October 15, 1997, by and between the Company and State Street Bank and Trust Company, relating to the Senior Notes and the Indenture, dated as of July 11, 1997, by and between the Company and State Street Bank and Trust Company, relating to the Senior Subordinated Notes, each of which has been incorporated by reference as an exhibit hereto. There are currently no restrictions on the ability of AmeriServe's wholly-owned subsidiaries, other than AmeriServe Funding, to pay cash dividends to AmeriServe.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS)

                                                               FISCAL YEAR
                                        ----------------------------------------------------------
                                         1997(A)        1996(B)       1995       1994       1993
                                        ----------     ----------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
  Net sales...........................  $3,446,191     $1,280,598   $400,017   $358,516   $327,606
  Gross profit........................     342,179        128,849     40,971     37,914     35,153
  Operating expenses..................     353,069(c)     114,560     36,695     34,488     32,054
                                        ----------     ----------   --------   --------   --------
Operating income (loss)...............     (10,890)        14,289      4,276      3,426      3,099
  Interest expense, net...............     (46,805)       (10,999)    (3,936)    (3,294)    (2,759)
  Loss on sale of accounts
     receivable.......................      (6,757)(d)         --         --         --         --
  Interest income affiliates..........         632            528        749        533        150
                                        ----------     ----------   --------   --------   --------
  Income (loss) before income taxes,
     extraordinary loss, and
     cumulative effect of accounting
     change...........................     (63,820)         3,818      1,089        665        490
  Provision for income taxes..........       1,030          1,300        583        523        172
                                        ----------     ----------   --------   --------   --------
  Income (loss) before extraordinary
     loss and cumulative effect of
     accounting change................     (64,850)         2,518        506        142        318
  Extraordinary loss on early
     extinguishment of debt...........      (9,373)            --         --         --       (613)
  Cumulative effect of change in
     method of accounting for income
     taxes............................          --             --         --         --       (495)
                                        ----------     ----------   --------   --------   --------
  Net income (loss)...................  $  (74,223)    $    2,518   $    506   $    142   $   (790)
                                        ==========     ==========   ========   ========   ========

BALANCE SHEET DATA AT END OF YEAR:
  Cash and cash equivalents...........  $  231,131     $    2,162   $    575   $  1,025   $  1,682
  Total assets........................   1,462,321        291,103     77,503     79,218     75,265
  Long-term debt, including current
     portion..........................     879,238        129,905     32,779     32,160     34,170
  Total stockholder's equity..........      98,055         42,675     10,157     17,205     14,779

---------------
(a) Includes the effects of the acquisition of PFS effective June 11, 1997.

(b) Includes the effects of the acquisition of AmeriServ on January 25, 1996.

(c) Includes $52.4 million in impairment, restructuring and other unusual charges. See Note 3 to Consolidated Financial Statements.

(d) Relates to an ongoing program to provide additional financing capacity through sales of accounts receivable. See Note 7 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is North America's largest foodservice distributor to chain restaurants, distributing a wide variety of items, including meat, poultry, frozen foods, canned and dry goods, produce, beverages, dairy products, paper goods, cleaning and other supplies and equipment to approximately 25,500 restaurants. The Company's major customers are franchisers and/or franchisees in the Pizza Hut, Taco Bell, KFC, Wendy's, Arby's, Burger King and Dairy Queen restaurant systems.

     On July 11, 1997, the Company acquired the U.S. and Canadian operations of PFS. The effective date of the acquisition was June 11, 1997, the end of PFS' second quarter. PFS distributed food products, supplies and equipment to franchised and company-owned restaurants in the Pizza Hut, Taco Bell and KFC systems, which were spun-off by PepsiCo, Inc. in October 1997 and are now operating as Tricon Global Restaurants,

Inc. As the acquisition has been accounted for under the purchase method, twenty-eight weeks of PFS operating results are included in the Company's operating results for the year ended December 27, 1997. Because of the relative sizes of the Company and PFS, which had net sales of $1.3 billion and $3.4 billion, respectively, for fiscal 1996, the comparisons of operating results for 1997 to 1996 presented below are significantly impacted by the PFS acquisition.

     In April 1997, the Company began providing foodservice distribution to approximately 2,600 Arby's restaurants under a three-year contract. While the majority of Arby's restaurants are serviced directly by the Company, some are serviced by other cooperating independent distributors.

     On January 25, 1996, the Company acquired AmeriServ, a distributor of food products and supplies to chain restaurants in such systems as Wendy's, Dairy Queen, Burger King, KFC and Applebee's. Because of the relative sizes of the Company and AmeriServ, which had net sales of $400 million and $939 million, respectively, for fiscal 1995, the comparisons of operating results for 1996 to 1995 presented below are significantly impacted by the AmeriServ acquisition.

RECENT DEVELOPMENTS

     On January 29, 1998, the Company entered into a definitive merger agreement pursuant to which the Company will acquire all of the approximately 9.4 million outstanding shares of ProSource for $15.00 per share in cash. The Company will also refinance the existing indebtedness of ProSource of approximately $174 million. The transaction is expected to close in the second quarter of 1998. ProSource, which reported sales of $3.9 billion for its fiscal year ended December 27, 1997, is in the foodservice distribution business, specializing in quick-service and casual dining chain restaurants. ProSource services approximately 12,700 restaurants, principally in the United States, in such chains as Burger King, Red Lobster, Olive Garden, TGI Friday's, Long John Silver's, Chili's, Sonic, Chick-fil-A, Wendy's and TCBY. The Company will fund the acquisition with cash and cash equivalents on hand as well as additional capital expected from the accounts receivable sale program as discussed below. Because of similarities in activities, the Company intends to consolidate certain operations of ProSource with those of the Company. With opportunities to combine certain warehousing, transportation and administrative activities, the Company believes that significant cost efficiencies are achievable.

RESULTS OF OPERATIONS

     The following table presents certain financial information of the Company, expressed as a percentage of net sales:

                                                         YEAR ENDED
                                        --------------------------------------------
                                        DECEMBER 27,    DECEMBER 28,    DECEMBER 30,
                                            1997            1996            1995
                                        ------------    ------------    ------------
Net sales.............................     100.0%          100.0%          100.0%
Cost of goods sold....................      90.1            89.9            89.8
Gross profit..........................       9.9            10.1            10.2
Distribution, selling and
  administrative expenses.............       8.2             8.6             8.8
Operating income before amortization
  of intangible assets and impairment,
  restructuring and other unusual
  charges.............................       1.7             1.5             1.4

  Fiscal 1997 compared to Fiscal 1996

     Net sales increased $2.2 billion, or 169% to $3.4 billion in 1997. The acquisition of PFS accounted for $1.8 billion of the increase. The remaining sales growth was largely due to the addition of service to Arby's.

     Gross profit increased $213.3 million, or 166%, to $342.2 million in 1997 due primarily to the acquisition of PFS. The gross profit margin decreased from 10.1% in 1996 to 9.9% in 1997 reflecting a customer mix shift towards business with relatively higher product costs.

     Distribution, selling and administrative expenses increased $174.1 million, or 159%, to $283.9 million in 1997 due primarily to the acquisition of PFS. Distribution, selling and administrative expenses as a percent of net sales decreased from 8.6% in 1996 to 8.2% in 1997. This change reflects the impact of PFS lower operating expense margin, as well as leveraging of the incremental Arby's business.

     Operating income before amortization of intangible assets and impairment, restructuring and other unusual charges increased $39.2 million, or 205%, to $58.3 million in 1997 due primarily to the acquisition of PFS. As a percent of net sales, this income measure rose from 1.5% in 1996 to 1.7% in 1997. This change was driven by the lower distribution, selling and administrative expense as a percent of net sales as discussed above.

     Amortization of intangible assets increased $12.0 million to $16.8 million in 1997, reflecting the amortization of the intangible assets arising from the allocation of the PFS purchase price.

     Impairment, restructuring and other unusual charges in 1997 totaled $52.4 million. This charge includes (a) impairment of property, equipment and other assets ($12.4 million), (b) restructuring (exit) costs for future lease terminations and employee severance ($13.4 million), (c) costs incurred to date to integrate the AmeriServ and PFS operations and other unusual items ($13.0 million) and (d) bridge financing fees, commitment fees for the accounts receivable sale program (see discussion below) and other one-time costs associated with the acquisition of PFS ($13.6 million). The impairment charge and the accrued restructuring (exit) costs reflect actions to be taken with respect to the Company's existing facilities as a result of the acquisition of PFS. During the third quarter of 1997, management performed an extensive review of the existing and recently acquired PFS operations with the objective of developing a business plan for the restructuring and consolidation of the organizations. The business plan, which was approved by the Company's Board of Directors late in the third quarter, identified a number of actions designed to improve the efficiency and effectiveness of the combined entity's warehouse and transportation network and operations support infrastructure. These actions, which are expected to be completed by mid-1999, include construction of new strategically located warehouse facilities, closures of certain existing warehouse facilities and expansions of others, dispositions of property and equipment, conversion of computer systems, reductions in workforce and relocation of the Company's headquarters from Brookfield, Wisconsin to Dallas, Texas. The costs incurred to date to integrate the AmeriServ and PFS operations include start-up costs of new warehouse facilities and employee relocation and other expenses to realign the operations support infrastructure. Ongoing integration costs will continue to be reported as a separate component of operating expenses.

     Interest expense net of interest income increased $35.8 million to $46.8 million in 1997, reflecting interest on additional debt primarily to finance the acquisition of PFS.

     Loss on sale of accounts receivable relates to an ongoing program established by the Company to provide additional financing capacity. Under the program, accounts receivable are sold to a consolidated, wholly owned special purpose bankruptcy remote subsidiary, which in turn transfers the receivables to a master trust. The loss on sale of accounts receivable of $6.8 million represents the return to investors in certificates issued by the master trust. In a transaction expected to be completed in April 1998, the current series of certificates issued by the master trust will be restructured, resulting in additional capital to the Company under the program of approximately $50 million. See Note 7 to Consolidated Financial Statements.

     Provision for income taxes represents estimated current income taxes payable. The Company's net deferred tax assets are offset entirely by a valuation allowance, reflecting the Company's net operating loss carryforward position.

     Extraordinary loss of $9.4 million in 1997 resulted from early extinguishment of debt. This charge represents the unamortized balance of deferred financing costs associated with previous credit facilities.

     Net loss of $74.2 million in 1997 compared to net income of $2.5 million in 1996 was driven by the impairment, restructuring and other unusual charges, as well as the increased interest expense.

  Fiscal 1996 Compared to Fiscal 1995

     Net sales increased $880.6 million, or 220%, to $1.3 billion in 1996 due primarily to the AmeriServ acquisition. The increase in net sales was net of certain account resignations made during fiscal 1996. The Company regularly reviews the profitability of its account portfolio, and at times decides to discontinue relationships with accounts deemed not sufficiently profitable for the Company.

     Gross profit increased $87.9 million, or 215%, to $128.8 million in 1996 due primarily to the AmeriServ acquisition. Gross margin declined slightly from 10.2% in 1995 to 10.1% in 1996, due to the slightly higher cost of products purchased by customers added through the AmeriServ acquisition.

     Distribution, selling and administrative expenses increased $74.4 million, or 210%, to $109.8 million in 1996 due primarily to the AmeriServ acquisition. Distribution, selling and administrative expenses as a percent of net sales decreased from 8.8% in 1995 to 8.6% in 1996, reflecting a gain on sale of property by an affiliate and certain cost benefits in integrating the AmeriServ business.

     Operating income before amortization of intangible assets increased $13.5 million, or 243%, to $19.1 million in 1996 due primarily to the AmeriServ acquisition. As a percent of net sales, this income measure rose slightly from 1.4% in 1995 to 1.5% in 1996, due primarily to the operating expense margin improvements discussed above.

     Amortization of intangible assets increased $3.5 million to $4.8 million in 1996 reflecting the amortization of intangible assets arising from the allocation of the AmeriServ purchase price.

     Interest expense net of interest income increased $7.1 million to $11.0 million in 1996, reflecting interest on additional debt primarily to finance the acquisition of AmeriServ.

     Provision for income taxes represents estimated current income taxes payable. The Company's net deferred tax assets are offset entirely by a valuation allowance, reflecting the Company's net operating loss carryforward position.

     Net income increased $2.0 million to $2.5 million in 1996, reflecting the operating income from the acquired AmeriServ business, partially offset by the increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     Capital resources are expected to be sufficient to support ongoing business needs as well as activities to integrate acquisitions. These resources include cash provided by operating activities, capital lease financing of capital expenditures, cash and cash equivalents on hand, capital contributions from NEHC and an available revolving credit facility of approximately $137 million at March 15, 1998.

  Fiscal 1997 compared to Fiscal 1996

     Net cash provided by operating activities increased $61.6 million to $62.8 million in 1997. Net cash provided by operating activities in 1997 included $13.6 million in cash outflows for bridge financing fees, commitment fees related to the accounts receivable sale program and other indirect costs associated with the acquisition of PFS and $7.2 million of cash extraordinary loss. Excluding these nonrecurring items, net cash provided by operating activities was $83.6 million in 1997, compared to $1.2 million in 1996. This increase reflects favorable working capital changes due primarily to timing of payments as well as the cash earnings generated by the PFS operations, partially offset by higher interest payments.

     Unusual charges in 1997 also included $12.4 million in noncash impairment of property, equipment and other assets and $13.4 million in restructuring
(exit) cost accruals for future lease terminations and employee severance. These exit costs represent cash outflows in future periods.

     Net cash used for investing activities increased $772.8 million to $877.8 million in 1997 reflecting the $841 million acquisition of PFS. Capital expenditures increased $10.4 million to $22.9 million in 1997, driven by the impact of the acquisition of PFS as well as additional warehouse capacity. Cash capital expenditures (excluding capital leases) are expected to approximate $50 million in 1998, including spending related to new computer systems, warehouse equipment purchases and leasehold improvements.

     Net cash provided by financing activities in 1997 reflected debt and equity financing transactions to support both the acquisition of PFS and future capital needs and to refinance existing borrowings. The debt transactions included issuance in July 1997 of $500 million of 10 1/8% Senior Subordinated Notes due 2007 and $205 million in term loans. The term loans were repaid in October 1997 with proceeds from issuance of $350 million of 8 7/8% Senior Notes due 2006. Also included in net cash provided by financing activities is $225 million in proceeds from the initial sale under the accounts receivable program described above. NEHC, the Company's parent, provided $130 million in equity financing.

  Fiscal 1996 compared to Fiscal 1995

     Net cash provided by operating activities decreased $3.3 million to $1.2 million in 1996. This change reflected an increase in working capital required to service the customer base of the acquired AmeriServ business, partially offset by an increase in cash earnings driven by the AmeriServ acquisition.

     Net cash used for investing activities increased $99.4 million to $105.0 million in 1996 reflecting the $92.9 million acquisition of AmeriServ. Capital expenditures increased $10.0 million to $12.5 million in 1996 as a result of expenditures to modify and expand certain distribution centers.

     Net cash provided by financing activities in 1996 reflected a net increase of $120 million in borrowings under the Company's credit facilities and proceeds of $30 million from the issuance of preferred stock to fund the acquisition of AmeriServ and refinance existing borrowings.

SEASONALITY AND INFLATION

     Historically, the Company's sales and operating results have reflected seasonal variations. The Company experiences lower net sales and income from operations in the first and fourth quarters, with the effects being more pronounced in the first quarter. Additionally, the effect of these seasonal variations is more pronounced in regions where winter weather is generally more inclement.

     Inflation has not had a significant impact on the Company's operations. Food price deflation could adversely affect the Company's profitability as a significant portion of the Company's sales are at prices based on product cost plus a percentage markup. The Company has not experienced significant adverse effects of food price deflation in recent years.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

  Integration of Acquisitions

     The Company's acquisition of PFS presents an opportunity to significantly improve operating efficiencies of the combined business by eliminating redundant facilities, achieving warehouse economies of scale with new and larger facilities and improving truck fleet utilization through increased deliveries per route. The impairment and restructuring charges recorded in 1997 primarily reflect actions designed to begin taking advantage of these synergistic opportunities.

     While the Company anticipates significant cost efficiencies upon the completion of these and other future actions under consideration, future operating results will be negatively impacted by integration costs, including start-up costs of new warehouse facilities, employee hiring and training expenses and the costs of other operating inefficiencies associated with the consolidation activities. These future cash consolidation costs, for the actions that have been decided upon to date, are expected to approximate $20 million over the remaining period of the consolidation activities, which are expected to be completed in mid-1999. While management believes it has the resources to meet its objectives, the ultimate level and timing of cost efficiencies is subject to the organization's ability to manage through the complexities of the consolidation and respond to unanticipated events.

     While the Company anticipates significant cost efficiencies upon the consolidation of the operations of the Company and ProSource, activities to integrate and consolidate ProSource are expected to result in additional noncash and cash impairment, restructuring, new warehouse start-up and other expenses associated with the reconfiguration of the distribution network and operations support infrastructure. The Company has not yet quantified such expenses.

COMPUTER SYSTEMS AND POTENTIAL YEAR 2000 ISSUE

     An important component of the consolidation effort is the replacement of most existing management information systems with a new software platform and hardware configuration. The new computer system will complement the consolidation effort by providing the flexibility to support the varied processes of the combined business as well as allowing greater centralization of support functions. The Company expects to incur significant internal staff costs as well as significant consulting and other expenditures to implement the new system. Another critical benefit of the new system is that it replaces applications that are not Year 2000 compliant. The implementation of the new system is underway and expected to be completed in mid-1999. Because of the Year 2000 issue, a delay in the implementation of the new system could have a significant adverse impact on the Company's operations. Further, the Company is working with vendors and customers who are at various stages in analyzing this issue. There can be no assurance that the systems of other companies on which the Company's systems rely on or interface with will be timely converted. While the cost to implement the new system is significant ($40-50 million), the anticipated expenses to resolve Year 2000 issues with other peripheral systems used by the Company are not expected to be significant.

  Industry and Customer Risk

     The Company's future results are subject to economic and competitive risks and uncertainties in the chain restaurant and food service industries. Further, although the Company provides foodservice distribution to Tricon under a five-year exclusive distribution agreement effective July 1997, the Company is subject to the inherent risk of customer concentration, as approximately 40% of net sales are to Tricon-owned restaurants. Tricon is actively engaged in the sale to franchisees of restaurants covered by the distribution agreement. While the distribution agreement provides that prior to certain such sales, such franchisees will enter into distribution agreements on substantially similar terms, there can be no assurance that the transition from company-owned to franchised status will not affect the Company's results. In addition, the Company's future results may be impacted by the planned closure of poorly performing restaurants announced by Tricon in December 1997.

  Risk of Leverage

     The Company is and will continue to be highly leveraged as a result of the indebtedness incurred in connection with the acquisition of PFS. The Company's ability to meet interest payments, refinance the debt or ultimately repay the debt is subject to the risks and uncertainties discussed above.

     For additional factors that could cause the Company's actual results to differ materially from expected and historical results, see the "Risk Factors" set forth in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 10, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The financial statements required by this Item are attached to and are hereby incorporated into this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of March 27, 1998, with respect to each person who is an executive officer, a significant employee, or director of AmeriServe:

          NAME             AGE                          TITLE
          ----             ---                          -----
John V. Holten...........   41    Director, Chairman and Chief Executive Officer
John R. Evans............   58    Director and Vice Chairman
Raymond E. Marshall......   48    Director, President and Treasurer
Daniel W. Crippen........   46    Director and Executive Vice President
Gunnar E. Klintberg......   49    Director and Assistant Secretary
A. Petter Ostberg........   36    Vice President
Diana M. Moog............   38    Senior Vice President and Chief Financial Officer
William F. Woodall.......   50    President and Chief Operating Officer, Procurement
                                    Group
Kurt E. Twining..........   42    Senior Vice President -- Human Resources
Kenneth W. Gerhardt......   47    Senior Vice President-Information Technology*
Kenneth R. Lane..........   50    Acting Chief Operating Officer
Kevin J. Rogan...........   46    Vice President, General Counsel and Secretary
Stanley J.                  49    Vice President and Controller
  Szlauderbach...........
Leif F. Onarheim.........   62    Director
Peter T. Grauer..........   51    Director
Benoit Jamar.............   42    Director

---------------
* Mr. Gerhardt has announced his resignation effective April 15, 1998. A successor has not yet been named.

     John V. Holten. Mr. Holten has served as Chairman and Chief Executive Officer of Holberg since its inception in 1986 and of NEHC since its inception in 1996. Mr. Holten was Managing Director of DnC Capital Corporation, a merchant banking firm in New York City, from 1984 to 1986. Mr. Holten has been a member of the NEHC Board since 1996, and the AmeriServe Board since 1986.

     John R. Evans. Mr. Evans became President of Evans in 1971, and was named Chief Executive Officer of the combined company when Evans merged with NEBCO in 1990. Mr. Evans serves on the Board of Directors of each of M&I Northern Bank, Aerial Company, Inc., and AFI Inc. Mr. Evans has been an officer of NEHC and a member of the NEHC Board since 1996, and an officer of AmeriServe and a member of its Board since 1990.

     Raymond E. Marshall. Mr. Marshall has 28 years of food service distribution experience, including 24 years with AmeriServe or its predecessors. Mr. Marshall served as President and Chief Executive Officer of NEBCO from 1980 to 1989. Mr. Marshall has served as President of AmeriServe since 1990. Mr. Marshall serves on the Board of Directors of Independent Distributors of America ("IDA"). Mr. Marshall has been an officer of NEHC and a member of the NEHC Board since 1996, and a member of the AmeriServe Board since 1986.

     Daniel W. Crippen. Mr. Crippen has spent the last 21 years in the foodservice distribution business beginning with The Harry H. Post Company. In addition, Mr. Crippen was appointed to his present position as Executive Vice President of AmeriServe in 1997. He is Chairman of the Board of Directors of IDA. Mr. Crippen has been an officer of NEHC and a member of the NEHC Board since 1997, and an officer of AmeriServe and a member of its Board since 1997.

     Gunnar E. Klintberg. Mr. Klintberg has served as Vice Chairman of Holberg since its inception in 1986. Mr. Klintberg was a Managing Partner of DnC Capital Corporation, a merchant banking firm in New York

City, from 1983 to 1986. Mr. Klintberg has been an officer of NEHC and a member of the NEHC Board since 1996, and an officer of AmeriServe and its Board since 1986.

     A. Petter Ostberg. Mr. Ostberg joined Holberg in 1994 and was appointed as Senior Vice President and Chief Financial Officer in 1997. Prior to joining Holberg, Mr. Ostberg held various finance positions from 1990 to 1994 with New York Cruise Lines, Inc., including Group Vice President, Treasurer and Secretary.

     Diana M. Moog. Ms. Moog was named Sr. Vice President and Chief Financial Officer in January 1998. Ms. Moog joined AmeriServe as Senior Vice President and Treasurer at the time of the PFS Acquisition in 1997. Previously, she had served as Vice President, Controller of PFS. Ms. Moog had held various positions at PepsiCo from 1989 to 1997 including Manager, Financial Reporting for PepsiCo and Assistant Controller, Frito-Lay.

     William F. Woodall. In 1982, Mr. Woodall became President of IDA, and in 1990 founded Chicago Consolidated Company ("CCC"). Mr. Woodall was appointed to his present position as President and Chief Operating Officer of Procurement Group at AmeriServe in 1996. He is currently on the Board of Directors of EMCO, Inc. and holds various other positions with industry organizations.

     Kurt E. Twining. Mr. Twining joined AmeriServe in 1997 as Senior Vice President-Human Resources in connection with the PFS Acquisition. Mr. Twining joined PFS in 1986 as Manager, Employee Relations. He then held positions of Manager, Staffing and Development; Director, Employee Relations; Senior Director, Employee Relations; Senior Director, Organization and Management Development; and Vice President, Field Human Resources and Safety.

     Kenneth R. Lane. Mr. Lane was named Acting Chief Operating Officer in November 1997. He joined AmeriServe in 1997 as a Senior Vice President in connection with the PFS Acquisition. The prior 24 years were spent with PepsiCo in positions including as PFS Vice President Operations, North, overseeing the Northern United States as well as international operations in Mexico, Canada and Puerto Rico.

     Kevin J. Rogan. Mr. Rogan joined AmeriServe in 1997 as its Vice President, General Counsel, and Secretary. Previously he worked at McKesson Corporation where he served as Vice President-Legal after McKesson acquired the assets of FoxMeyer Health Corporation for whom he served as Senior Vice President and General Counsel from 1994 through 1996. Previously, Mr. Rogan served as legal counsel to Grand Metropolitan, PLC and PepsiCo.

     Stanley J. Szlauderbach. Mr. Szlauderbach joined AmeriServe in 1996 as Vice President and Controller. Before joining AmeriServe, Mr. Szlauderbach spent 14 years at PepsiCo where his experience included eight years as Corporate Director, Financial Reporting and two years as Assistant Controller at Pizza Hut.

     Leif F. Onarheim. In 1996, Mr. Onarheim was elected chairman of NHO, the country's largest association of business and industry. From 1992 to 1997, Mr. Onarheim served as President of Norway's largest business school and was Vice Chairman of the Board of the Norwegian School of Management from 1980 to 1992. Mr. Onarheim served as CEO of Nora Industries. When Nora merged with Orkla Borregaard to form the Orkla Group in 1991, Onarheim briefly served as the new group's Chairman. The Orkla Group is one of Scandinavia's largest branded goods company with production facilities in the US, Germany, Poland and England. He serves as Chairman of the Board of Directors of H. Aschehoug & Co. publishers, Norwegian Fair, Netcom ASA and Narvesen ASA, Vice Chairman of Saga Petroleum ASA and is a board member of Wilhelm Wihelmsen Ltd. (shipping). He has been a director of NEHC since 1996, a director of AmeriServe since 1986, and a director of Holberg since 1997.

     Peter T. Grauer. Mr. Grauer has been a Managing Director of Donaldson, Lufkin & Jenrette Merchant Banking, Inc. since 1992. Mr. Grauer serves on the Board of Directors of each of Doane Products Co. and Total Renal Care, Inc. Mr. Grauer has been a member of the NEHC Board since 1996, and the AmeriServe Board since January 1996.

     Benoit Jamar. Mr. Jamar is a Managing Director in the Mergers & Acquisitions group at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"). He joined DLJSC in 1989. Mr. Jamar has been a member of the NEHC Board since 1997, and the AmeriServe Board since 1997.

     The directors of AmeriServe are elected annually and each serves until his successor has been elected and qualified, or until his earlier death, resignation or removal. The officers of AmeriServe are elected by the Board of Directors, and each serves until his or her successor is elected and qualified, or until his or her death, resignation or removal.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the information for the three most recently completed fiscal years with regard to compensation for services rendered in all capacities to the Company by the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers"). Information set forth in the table reflects compensation earned by such individuals for services with the Company or its respective subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                                                          OTHER
                                                                          ANNUAL        ALL OTHER
                                       FISCAL    SALARY      BONUS     COMPENSATION    COMPENSATION
NAME AND PRINCIPAL POSITION             YEAR     ($)(1)       ($)          ($)            ($)(2)
---------------------------            ------    -------    -------    ------------    ------------
John V. Holten.......................    1997         --         --           --              --
  Chairman and Chief Executive
     Officer                             1996         --         --           --              --
                                         1995         --         --           --              --
Raymond E. Marshall..................    1997    301,375    500,000(3)   191,021(4)       11,600
  President and Treasurer                1996    273,793    265,000(5)        --          11,600
                                         1995    212,492    109,200           --          10,400
Daniel W. Crippen....................    1997    283,942    500,000(3)        --           9,659
  Executive Vice President               1996    246,764    265,076           --           9,659
                                         1995    202,538    129,464           --           9,788
Donald J. Rogers(6)..................    1997    190,811    350,000(3)    63,662(4)       11,600
  Chief Financial Officer                1996    158,629    125,000(5)    33,000(7)       11,600
  and Vice President                     1995    115,671     45,000       33,000(7)       10,400
John R. Evans........................    1997    260,000         --           --           4,800
  Vice Chairman                          1996    263,000         --           --           4,800
                                         1995    262,832         --           --           4,800

---------------
(1) The amounts shown in this column include amounts contributed by the Company to its 401(k) plan under a contribution matching program.

(2) The amounts shown in this column reflect premiums paid by the Company on behalf of Named Executive Officers for whole life insurance policies and annuities to which the Named Executive Officers are entitled to the cash surrender value.

(3) These amounts include discretionary cash bonuses paid by AmeriServe for services provided during 1997 in connection with the PFS Acquisition.

(4) These amounts were paid to Messrs. Marshall and Rogers to reimburse relocation expenses.

(5) These amounts include discretionary cash bonuses paid by Holberg for services provided during 1995 in connection with the acquisition of AmeriServ.

(6) As of January 5, 1998, Mr. Rogers is no longer an employee of NEHC or the Company.

(7) This amount reflects forgiveness by the Company of a portion of a $100,000 relocation assistance loan.

     The Company pays an annual management fee to Holberg for management services. The amount of this fee is not set or allocated with respect to any particular employee's compensation from Holberg.

DIRECTOR COMPENSATION

     Leif F. Onarheim is paid $15,000 per year to serve as a director of the Company. The other directors serve without compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company did not have a compensation committee in fiscal 1997. Executive officer compensation is determined by the Board of Directors of the Company. The Company intends to form a compensation committee in fiscal 1998. The members of such committee have not yet been determined. During fiscal 1997, no executive officer of the Company served as a member of the compensation committee of another entity.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Mr. Marshall's current employment agreement with the Company provides for a three year term, scheduled to lapse on January 1, 1999, with default annual renewals, and an annual base salary of $285,000, which will increase for 1998 to $315,000, plus an annual bonus to be determined by the Board of Directors after considering the Company's Reported Operating Profit (as defined in the employment agreement), plus participation in any employee benefit plans sponsored by the Company. Mr. Marshall agrees not to disclose confidential information for so long as such information remains competitively sensitive. During the term of the employment agreement and for one year after its termination, Mr. Marshall agrees not to render services to, or have any ownership interest in, any business which is competitive with the Company. Mr. Marshall's employment agreement does not contain any change of control provisions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the Company's common stock is owned by NEHC. The following table sets forth certain information as of March 27, 1998, regarding the beneficial ownership of the common stock of NEHC by (i) each person known to NEHC to own beneficially more than 5% of any class of the common stock of NEHC, (ii) each director of NEHC, (iii) each Named Executive Officer of NEHC and (iv) all executive officers and directors of NEHC as a group. All information with respect to beneficial ownership has been furnished to NEHC by the respective stockholders of NEHC. Except as otherwise indicated in the footnotes, each beneficial owner has the sole power to vote and to dispose of all shares held by such holder.

                                                  AMOUNT AND NATURE              PERCENT OF SHARES
           NAME AND ADDRESS                    OF BENEFICIAL OWNERSHIP              OUTSTANDING
           ----------------                    -----------------------           -----------------
NED....................................  6,508 shares of Class A Common Stock           100%(+)
                                         1,733 shares of Class B Common Stock           100%(+)
Orkla ASA ("Orkla")....................                  (1)
DLJ Merchant Banking Partners, L.P. and
  certain of its affiliates
  ("DLJMB")............................  Warrants to purchase 3,540 shares of            30%(++)
                                                 Class A Common Stock
                                          Warrants to purchase 370 shares of             30%(++)
                                                 Class B Common Stock
Holberg................................   Warrants to purchase 753 shares of              6%(++)
                                                 Class A Common Stock
John V. Holten.........................                  (2)
Daniel W. Crippen......................                  (3)
John R. Evans..........................                   --
Peter T. Grauer........................                  (4)
Benoit Jamar...........................                  (4)
Gunnar E. Klintberg....................                  (5)
Raymond E. Marshall....................                  (6)
Leif F. Onarheim.......................                  (7)

---------------
(+) Computed with respect to the currently outstanding shares of Class A common stock of NEHC (the "Class A Common Stock") and Class B Common Stock of NEHC (the "Class B Common Stock"), and without taking into account any options or convertible interests of NEHC.

(++) Computed with respect to the currently outstanding shares of Class A Common
     Stock and Class B Common Stock of NEHC and the warrants held by DLJMB and Holberg, but without taking into account any other options or convertible interests of NEHC. On January 6, 1998, Holberg consummated a repurchase from DLJMB and affiliates of (i) 49% of the Junior Preferred Stock acquired by DLJMB and affiliates in connection with the PFS Acquisition (see Item 13. "Certain Relationships and Related Party Transactions"), and (ii) warrants conferring the right to acquire 753.30 shares of the Class A Common Stock.

(1) Orkla owns approximately 7% of the outstanding common stock of NED, and has an additional interest in the common stock of NED of approximately 8% through certain warrants to purchase such common stock. In addition, Orkla owns approximately 30% of the outstanding common stock of Holberg (which itself owns the balance of the common stock of NED not owned directly by Orkla and has an additional interest in the common stock of NED of approximately 75% through certain preferred stock convertible into common stock), and an additional interest in the common stock of Holberg of approximately 17% through certain preferred stock convertible into common stock. The warrant and convertible interests described in this note have been computed based upon the outstanding common shares of NED and Holberg, without taking into account any options or convertible interests of NED or Holberg. Orkla also has certain contractual rights as to NED and NEHC pursuant to an Amended and Restated Investors Agreement, dated as of July 11, 1997, among DLJMB, NEHC, NED, Holberg, Holberg Incorporated ("Incorporated") and Orkla.

(2) Mr. Holten owns all of the outstanding common stock of Incorporated, the corporate parent of Holberg, which entity owns approximately 70% of the outstanding common stock of Holberg, and an additional interest in the common stock of Holberg of approximately 25% through certain preferred stock convertible into common stock. As noted above, Holberg owns approximately 93% of the outstanding NED common stock and has an additional interest through certain preferred stock convertible into common stock. The convertible interests described in this note have been computed based upon the outstanding common shares of Holberg and NED, without taking into account any options or convertible interests of Holberg or NED.

(3) Mr. Crippen owns shares of a series of convertible preferred stock of NEHC that, if converted, would result in his ownership of approximately 1.6% of the outstanding common stock of NEHC, taking into account the actually outstanding shares and the warrants held by DLJMB.

(4) Messrs. Grauer and Jamar are Managing Directors of DLJSC, and may be considered to have beneficial ownership of the interests of DLJMB in the Company and NEHC. Messrs. Grauer and Jamar disclaim such beneficial ownership.

(5) Mr. Klintberg is an officer and director of NED and certain of its corporate parents, but disclaims beneficial ownership of any of the shares owned by NED.

(6) Mr. Marshall has an interest of 5% in NED through certain options that have been granted to him by NED. Such interest has been computed based upon the outstanding common shares of NED, without taking into account any options or convertible interests of NED.

(7) Mr. Onarheim has an interest of less than 1% in NED through certain options that have been granted to him by NED. Such interest has been computed based upon the outstanding common shares of NED, without taking into account any options or convertible interests of NED. Mr. Onarheim has also had a long affiliation with Orkla and acts as Orkla's representative on the Board of Directors of the Company and NEHC, but disclaims beneficial ownership of any interests held by Orkla.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     DLJMB, an affiliate of DLJSC, and certain of its affiliates beneficially own approximately 30% of the common stock of NEHC. Mr. Grauer, a principal of DLJSC, is a member of the Board of Directors of NEHC and the Company; Mr. Jamar, a principal of DLJSC, is a member of the Board of Directors of NEHC and the Company. Holberg indirectly owns a majority of the issued and outstanding capital stock of NEHC. See "Security Ownership of Certain Beneficial Owners and Management." Subject to the rights of holders of Preferred Stock, Holberg and affiliates of DLJSC collectively have sufficient voting power to elect the entire Board of Directors of each of NEHC, and through NEHC, the Company.

     In connection with the PFS Acquisition, DLJSC received a merger advisory fee of $4.0 million in cash from the Company upon consummation of the PFS Acquisition and related financings. An affiliate of DLJ also received customary fees in connection with their commitment to finance a portion of the purchase price for PFS, in the event that the Company could not arrange alternative financing prior to the closing.

     In connection with the Credit Facility, DLJ Capital Funding, Inc., an affiliate of DLJSC, acted as documentation agent (See note 6 to the Consolidated Financial Statements of the Company included in this Report) for which it received certain customary fees and expenses.

     DLJSC has acted as an initial purchaser in connection with each of the offerings of the Senior Discount Notes, the Senior Subordinated Notes, the Senior Notes and the Preferred Stock for which it received certain customary underwriting fees and discounts.

     In connection with the ProSource acquisition, it is expected that DLJSC will receive a merger advisory fee from the Company, at such time as the acquisition is consummated.

     Holberg has received customary investment banking and advisory fees from the Company and its affiliates in connection with certain prior transactions, including a $4.0 million merger advisory fee in connection with the PFS Acquisition. Holberg also received fees of $1.0 million in connection with the offering of the Senior Notes.

     Holberg also receives an annual management fee from the Company of $4.0 million, commencing in 1997. In addition, in connection with the ProSource acquisition, it is expected that Holberg will receive a merger advisory fee from the Company, at such time as the acquisition is consummated.

     A portion of the net proceeds of the Preferred Stock offering was used to finance the repurchase cost of the Senior Preferred Stock and the Junior Preferred Stock held by Holberg and certain affiliates of DLJSC and the Junior Non-Convertible Preferred Stock held by NED.

     With the January 1996 acquisition of AmeriServ, the Company acquired a minority interest in Post Holdings Company ("Post Holdings"), a 93.6% owner of Post. On November 25, 1996 NEHC acquired: (i) the Company's ownership interest in Post Holdings; and (ii) Daniel W. Crippen's 50% ownership of Post Holdings. In connection with this transaction, Mr. Crippen, the Company's and NEHC's Executive Vice President, received $4.4 million ($2.0 million cash and $2.4 million in NEHC 8% Senior Convertible Preferred Stock) in exchange for his 50% equity interest in Post Holdings.

     In connection with the PFS Acquisition: (i) the remaining 6.4% of the capital stock outstanding of Post was acquired from the minority stockholder;
(ii) a dividend of $4.7 million was declared to eliminate the intercompany balance between Post and NEHC; (iii) all of the capital stock of Post was transferred to AmeriServ, then a wholly-owned subsidiary of the Company; (iv) Post's $10.6 million of outstanding indebtedness was refinanced; and (v) AmeriServ's investment in NEHC preferred stock of $2.5 million was cancelled.

     In connection with the PFS Acquisition, NEHC contributed $130.0 million of cash to the Company. This contribution was financed in part through NEHC's sale of the Senior Discount Notes, Senior Preferred Stock and the Junior Preferred Stock, as well as warrants to purchase NEHC Class A Common Stock, to affiliates of DLJSC. On January 6, 1998, Holberg purchased from DLJ Merchant Banking Partners II, L.P. and certain of its affiliates ("DLJMBII") warrants to purchase
753.30 shares of Class A Common Stock, which had originally been issued to DLJMBII in connection with the PFS Acquisition in July 1997.

     In addition to the equity contribution to AmeriServe, the proceeds from the offering of the Senior Discount Notes were used to redeem the 12 1/2% Senior Secured Notes of NEHC (the "Old NEHC Notes"), with an initial purchase amount of $22.0 million beneficially owned by DLJMB and Old NEHC Notes, with an initial principal amount of $8.0 million held by Orkla. The respective accrued principal and interest of the Old NEHC Notes held by DLJMB and Orkla as of June 28, 1997 were $26.2 million and $9.5 million, respectively.

     In connection with the PFS Acquisition, NEHC contributed to the Company an aggregate principal amount of $45.0 million of outstanding non-convertible preferred stock of the Company.

     Prior to the PFS Acquisition, HWPI was owned 55% by Holberg and 45% by the Company. In connection with the PFS Acquisition, NEHC purchased for $1.5 million Holberg's 55% interest in HWPI. HWPI's sole operations consist of owning two distribution centers, located in Omaha, Nebraska and Waukesha, Wisconsin, occupied by the Company.

     The Company leases a warehouse and office facility in Waukesha, Wisconsin from an affiliated partnership owned by certain former shareholders of an acquired company, including Mr. John Evans, for approximately $810,000 per year through May 31, 2008.

     The Company and Holberg also periodically engage in bi-lateral interest-bearing loans and advances. (See Note 12 to the Consolidated Financial Statements of AmeriServe included in this Report.)

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report:

         1. Financial Statements.

          Report of Independent Auditors
          Audited Consolidated Financial Statements
               Consolidated Balance Sheets
              Consolidated Statements of Operations
              Consolidated Statements of Stockholder's Equity
              Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements

         2. Financial statement schedule.

            Schedule II -- Valuation and Qualifying Accounts

         3. Exhibits

 2.1     Asset Purchase Agreement between PepsiCo, Inc. and Nebco
         Evans Holding Company (incorporated by reference to Exhibit
         2.2 to the Registrant's Registration Statement Form S-4 No.
         333-33225 filed August 8, 1997).
 2.2 Agreement and Plan of Merger, dated as of January 29, 1998, by and among AmeriServe Food Distribution, Inc., Steamboat
         Acquisition Corp. and ProSource, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated January 29, 1998).
 2.3 Voting Agreement, dated as of January 29, 1998, by and among AmeriServe Food Distribution, Inc., Steamboat Acquisition
         Corp. and Onex DHC LLC and certain of its affiliates
         (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated January 29,
         1998).
 3.1     Amended and Restated Certificate of Incorporation of
         AmeriServe Food Distribution, Inc. (formerly AmeriServ Food
         Company, successor to AmeriServe Food Distribution, Inc.).*
 3.2     Amended and Restated Bylaws of AmeriServe Food Distribution,
         Inc. (formerly AmeriServ Food Company, successor to
         AmeriServe Food Distribution, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, dated December 28, 1997).
 3.3     Articles of Incorporation of AmeriServe Transportation, Inc.
         (incorporated by reference to Exhibit 3.5 to the Registrant's Registration Statement on Form S-4 No.
         333-33225 filed August 8, 1997).
 3.4 By-Laws of AmeriServe Transportation, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's Registration
         Statement on Form S-4 No. 333-33225 filed August 8, 1997).

 3.5     Articles of Incorporation of Chicago Consolidated
         Corporation (incorporated by reference to Exhibit 3.7 to the Registrant's Registration Statement on Form S-4 No.
         333-33225 filed August 8, 1997).
 3.6 By-Laws of Chicago Consolidated Corporation (incorporated by reference to Exhibit 3.8 to the Registrant's Registration
         Statement on Form S-4 No. 333-33225 filed August 8, 1997).
 3.7     Articles of Incorporation of Northland Transportation
         Services, Inc. (incorporated by reference to Exhibit 3.9 to the Registrant's Registration Statement on Form S-4 No.
         333-33225 filed August 8, 1997).
 3.8     By-Laws of Northland Transportation Services, Inc.
         (incorporated by reference to Exhibit 3.10 to the Registrant's Registration Statement on Form S-4 No.
         333-33225 filed August 8, 1997).
 3.9     Articles of Incorporation of Delta Transportation, Ltd.
         (incorporated by reference to Exhibit 3.13 to the Registrant's Registration Statement on Form S-4 No.
         333-33225 filed August 8, 1997).
 3.10 By-Laws of Delta Transportation, Ltd. (incorporated by reference to Exhibit 3.14 to the Registrant's Registration
         Statement on Form S-4 No. 333-33225 filed August 8, 1997).
 4.1 Indenture, dated as of October 15, 1997, by and among the Company, the Subsidiary Guarantors and State Street Bank and
         Trust Company, with respect to the Senior Notes
         (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 No.
         333-38337 filed October 21, 1997).
 4.2     Supplemental 8 7/8% New Senior Notes Indenture, dated as of
         December 23, 1997, by and among AmeriServe Food
         Distribution, Inc., AmeriServ Food Company, and State Street
         Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated December 28, 1997).
 4.3 Indenture, dated as of July 11, 1997, by and among the Company, the Subsidiary Guarantors and State Street Bank and
         Trust Company, with respect to the new Senior Subordinated
         Notes (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-4 No.
         333-33225 filed August 8, 1997).
 4.4     Supplemental 10 1/8% New Senior Subordinated Notes
         Indenture, dated as of December 23, 1997, by and among AmeriServe Food Distribution, Inc., AmeriServ Food Company, and State Street Bank and Trust Company, as Trustee
         (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated December 28,
         1997).
 4.5 Purchase Agreement, by and among the Registrant, the Subsidiary Guarantors, Donaldson, Lufkin & Jenrette
         Securities Corporation and BancAmerica Securities dated as of July 9, 1997 (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement Form S-4 No.
         333-33225 filed August 8, 1997).
 4.6 Purchase Agreement, by and among the Registrant, the Subsidiary Guarantors, Donaldson, Lufkin & Jenrette
         Securities Corporation and BancAmerica Robertson Stephens dated as of October 8, 1997 (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on
         Form S-4 No. 333-38337 filed October 21, 1997).
10.1 Registration Rights Agreement, dated as of July 11, 1997, by and among the Registrant, the Subsidiary Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation
         (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 No.
         333-33225 filed August 8, 1997).
10.2 Registration Rights Agreement, dated as of October 15, 1997, by and among the Registrant, the Subsidiary Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation
         (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 No.
         333-38337 filed October 21, 1997).

      10.3   Second Amended and Restated Credit Agreement, dated as of July 11, 1997 among the Registrant, Bank of
             America National Trust and Savings Association, as Administrative Agent, Donaldson, Lufkin & Jenrette
             Securities Corporation, as Documentation Agent, Bank of America National Trust and Savings Association as
             Letter of Credit Issuing Lender, the Other Financial Institutions Party thereto and BancAmerica
             Securities, Inc. as Arranger (incorporated by reference to Exhibit 10.3 to the Registrant's Registration
             Statement on Form S-4 No. 333-33225 filed August 8, 1997).
      10.4   First Amendment to Second Amended and Restated Credit Agreement, dated as of October 7, 1997.*
      10.5   Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 22, 1997
             (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated December
             28, 1997).
      10.6   Employment Agreement, dated as of December 23, 1986 between the Company and Raymond E. Marshall, as amended by Amendment to Employment Agreement, dated as of January 1, 1995 (incorporated by reference to
             Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 No. 333-33225 filed August 8, 1997).
      10.7   Sales and Distribution Agreement dated as of May 6, 1997, by and among PFS, Pizza Hut, Taco Bell,
             Kentucky Fried Chicken Corporation and Kentucky Fried Chicken of California, Inc. (the "Distribution
             Agreement") (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant's
             Registration Statement on Form S-4 No. 333-33225 filed October 21, 1997).
      10.8   Amendment, dated as of May 29, 1997, to the Distribution Agreement.
      21     Subsidiaries of the Registrant.*
      27.1   Financial Data Schedule.*

---------------
* Filed herewith.

     (b) Reports on Form 8-K.

          During the first quarter of 1998, AmeriServe and each of the Subsidiary Guarantors filed the following:

          1. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1997 disclosing, under Item 5, the merger of AmeriServe and Post with and into AmeriServ.

          2. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 1998, disclosing, under Item 5, the ProSource Acquisition.

          3. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 1998, disclosing, under Item 5, certain fourth quarter results relating to ProSource.

                       AMERISERVE FOOD DISTRIBUTION, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................   F-2
Audited Consolidated Financial Statements:
  Consolidated Balance Sheets...............................   F-3
  Consolidated Statements of Operations.....................   F-4
  Consolidated Statements of Stockholder's Equity...........   F-5
  Consolidated Statements of Cash Flows.....................   F-6
  Notes to Consolidated Financial Statements................   F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
AmeriServe Food Distribution, Inc.

     We have audited the accompanying consolidated balance sheets of AmeriServe Food Distribution, Inc. (the Company) as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 27, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 27, 1997 and December 28, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Dallas, Texas
March 24, 1998

                       AMERISERVE FOOD DISTRIBUTION, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 27,    DECEMBER 28,
                                                                  1997            1996
                                                              ------------    ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  231,131       $  2,162
  Accounts receivable.......................................       43,625         73,531
  Undivided interest in accounts receivable trust...........      154,371             --
  Allowance for doubtful accounts...........................      (15,566)        (4,896)
  Inventories...............................................      150,148         47,714
  Due from affiliate........................................        2,106             --
  Prepaid expenses and other current assets.................       21,662          8,077
                                                               ----------       --------
          Total current assets..............................      587,477        126,588
Property and equipment, net.................................      130,856         33,837
Other assets:
  Intangible assets, net....................................      737,870        122,451
  Note receivable from Holberg..............................        3,516          3,516
  Other noncurrent assets...................................        2,602          4,711
                                                               ----------       --------
                                                               $1,462,321       $291,103
                                                               ==========       ========
                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $    5,019       $  3,266
  Accounts payable..........................................      345,379         89,440
  Due to affiliate..........................................           --            907
  Accrued liabilities.......................................      101,219         14,931
                                                               ----------       --------
          Total current liabilities.........................      451,617        108,544
Long-term debt..............................................      874,219        126,639
Other noncurrent liabilities................................       38,430         13,245
Commitments
Stockholder's equity:
  Senior preferred stock, $1 par value per share; 765 shares
     authorized, 600 shares outstanding in 1996.............           --         30,000
  Preferred stock, $50,000 par value per share; 150 shares
     authorized and outstanding in 1996.....................           --          7,500
  Preferred stock, $25,000 par value per share; 400 shares
     authorized, 300 shares outstanding in 1996.............           --          7,500
  Common stock, $10 par value per share; 2,000 shares
     authorized, 600 shares outstanding.....................            6              6
  Additional paid-in capital................................      174,603             --
  Accumulated deficit.......................................      (76,554)        (2,331)
                                                               ----------       --------
          Total stockholder's equity........................       98,055         42,675
                                                               ----------       --------
                                                               $1,462,321       $291,103
                                                               ==========       ========

                            See accompanying notes.

                       AMERISERVE FOOD DISTRIBUTION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED
                                                        --------------------------------------------
                                                        DECEMBER 27,    DECEMBER 28,    DECEMBER 30,
                                                            1997            1996            1995
                                                        ------------    ------------    ------------
Net sales.............................................   $3,446,191      $1,280,598       $400,017
Cost of goods sold....................................    3,104,012       1,151,749        359,046
                                                         ----------      ----------       --------
Gross profit..........................................      342,179         128,849         40,971
Distribution, selling and administrative expenses.....      283,855         109,750         35,396
Amortization of intangible assets.....................       16,765           4,810          1,299
Impairment, restructuring and other unusual charges...       52,449              --             --
                                                         ----------      ----------       --------
Operating income (loss)...............................      (10,890)         14,289          4,276
Other income (expense):
  Interest expense, net...............................      (46,805)        (10,999)        (3,936)
  Loss on sale of accounts receivable.................       (6,757)             --             --
  Interest income -- affiliates.......................          632             528            749
                                                         ----------      ----------       --------
                                                            (52,930)        (10,471)        (3,187)
                                                         ----------      ----------       --------
Income (loss) before income taxes and extraordinary
  items...............................................      (63,820)          3,818          1,089
Provision for income taxes............................        1,030           1,300            583
                                                         ----------      ----------       --------
Income (loss) before extraordinary items..............      (64,850)          2,518            506
Extraordinary loss....................................        9,373              --             --
                                                         ----------      ----------       --------
Net income (loss).....................................   $  (74,223)     $    2,518       $    506
                                                         ==========      ==========       ========

                            See accompanying notes.

                       AMERISERVE FOOD DISTRIBUTION, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          PREFERRED   PREFERRED
                               SENIOR      STOCK,      STOCK,              ADDITIONAL
                              PREFERRED    $50,000     $25,000    COMMON    PAID--IN    ACCUMULATED
                                STOCK      SERIES      SERIES     STOCK     CAPITAL       DEFICIT      TOTAL
                              ---------   ---------   ---------   ------   ----------   -----------   --------
BALANCE, DECEMBER 31,
  1994.....................   $     --     $ 7,500     $ 7,500      $6      $  4,852     $ (2,653)    $ 17,205
  Dividends:
     Preferred stock.......         --          --          --      --            --       (2,494)      (2,494)
     Common stock..........         --          --          --      --        (6,086)        (208)      (6,294)
  Contribution of
     capital...............         --          --          --      --         1,234           --        1,234
  Net income...............         --          --          --      --            --          506          506
                              --------     -------     -------      --      --------     --------     --------
BALANCE, DECEMBER 30,
  1995.....................         --       7,500       7,500       6            --       (4,849)      10,157
  Issuance of 600 shares of
     senior preferred
     stock.................     30,000          --          --      --            --           --       30,000
  Net income...............         --          --          --      --            --        2,518        2,518
                              --------     -------     -------      --      --------     --------     --------
BALANCE, DECEMBER 28,
  1996.....................     30,000       7,500       7,500       6            --       (2,331)      42,675
  Contribution of preferred
     stock to additional
     paid in capital.......    (30,000)     (7,500)     (7,500)     --        45,000           --           --
  Contribution of
     capital...............         --          --          --      --       130,000           --      130,000
  Loss on exchange of
     investment in NEHC
     preferred stock for
     capital stock of
     Post..................         --          --          --      --          (397)          --         (397)
  Net loss.................         --          --          --      --            --      (74,223)     (74,223)
                              --------     -------     -------      --      --------     --------     --------
BALANCE, DECEMBER 27,
  1997.....................   $     --     $    --     $    --      $6      $174,603     $(76,554)    $ 98,055
                              ========     =======     =======      ==      ========     ========     ========

                            See accompanying notes.

                       AMERISERVE FOOD DISTRIBUTION,INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 27,   DECEMBER 28,   DECEMBER 30,
                                                                  1997           1996           1995
                                                              ------------   ------------   ------------
OPERATING ACTIVITIES
Net income (loss)...........................................   $  (74,223)    $   2,518       $    506
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................       33,928        10,061          2,762
  Impairment of property, equipment and other assets........       12,404            --             --
  Extraordinary loss -- noncash portion.....................        2,156            --             --
  Contribution of capital...................................           --            --          1,234
  Other.....................................................           --            83            179
  Changes in assets and liabilities, net of effect of
    businesses acquired:
    Accounts receivable.....................................      154,057        (4,924)        (1,645)
    Undivided interest in accounts receivable trust.........     (154,371)           --             --
    Inventories.............................................      (11,978)       (6,497)            (5)
    Prepaid expenses and other current assets...............      (11,217)        1,270         (3,070)
    Accounts payable........................................       71,139         6,741          5,035
    Accrued liabilities.....................................       46,101        (5,309)          (393)
    Noncurrent liabilities..................................       (4,000)          (66)            --
    Other...................................................       (1,150)       (2,664)           (98)
                                                               ----------     ---------       --------
Net cash provided by operating activities...................       62,846         1,213          4,505
                                                               ----------     ---------       --------
INVESTING ACTIVITIES
Businesses acquired, net of cash acquired...................     (849,519)      (94,411)            --
Capital expenditures........................................      (22,921)      (12,518)        (2,496)
Proceeds from disposals of property and equipment...........           --         2,866             22
Amounts received from affiliate.............................       18,433        11,121         28,969
Amounts paid to affiliate...................................      (21,446)       (9,591)       (30,659)
Net increase in deposits with affiliates....................       (2,355)       (2,480)          (315)
Expenditures for intangible and other assets................           --            --         (1,095)
                                                               ----------     ---------       --------
Net cash used in investing activities.......................     (877,808)     (105,013)        (5,574)
                                                               ----------     ---------       --------
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock...................           --        30,000             --
Proceeds from issuance of long-term debt....................    1,055,000            --             --
Proceeds from sale of accounts receivable...................      225,000            --             --
Proceeds from capital contribution..........................      130,000            --             --
Debt financing fees incurred................................      (26,325)           --             --
Net increase (decrease) in borrowings under revolving line
  of credit.................................................      (69,100)      120,000          4,635
Repayments of long-term debt................................     (270,644)      (44,613)        (4,016)
                                                               ----------     ---------       --------
Net cash provided by financing activities...................    1,043,931       105,387            619
                                                               ----------     ---------       --------
Net increase (decrease) in cash and cash equivalents........      228,969         1,587           (450)
Cash and cash equivalents at beginning of year..............        2,162           575          1,025
                                                               ----------     ---------       --------
Cash and cash equivalents at end of year....................   $  231,131     $   2,162       $    575
                                                               ==========     =========       ========
Supplemental cash flow information:
  Cash paid during the year for:
    Interest................................................   $   21,436     $   9,504       $  3,622
    Income taxes, net of refunds............................        2,669         1,256            322
  Businesses acquired:
    Fair value of assets acquired...........................   $1,119,293     $ 187,907       $     --
    Cash paid...............................................     (849,519)      (94,411)            --
                                                               ----------     ---------       --------
    Liabilities assumed.....................................   $  269,774     $  93,496       $     --
                                                               ==========     =========       ========
Supplemental non cash investing and financing activities:
  Property and equipment purchased with capital leases
    (included in long-term debt)............................   $   20,604     $  11,845       $     --

                            See accompanying notes.

                       AMERISERVE FOOD DISTRIBUTION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 27, 1997

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     AmeriServe Food Distribution, Inc. (the Company), is a foodservice distributor specializing in distribution to chain restaurants. The Company distributes a wide variety of food items as well as paper goods, cleaning and other supplies and equipment.

     The Company's major customers are franchisers and/or franchisees in the Pizza Hut, Taco Bell, KFC, Arby's, Burger King, Wendy's and Dairy Queen restaurant systems. The Company services approximately 25,500 restaurants, the vast majority of which are in the United States. The Company also operates foodservice distribution businesses in Canada and Mexico, which are not material to the consolidated financial statements of the Company.

     The Company is a wholly owned subsidiary of Nebco Evans Holding Company
(NEHC), which is ultimately controlled by Holberg Industries, Inc. (Holberg). Holberg is a privately held diversified service company with subsidiaries operating within the food distribution and parking services industries in North America.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Fiscal Year

     The Company has a 52- or 53-week fiscal year ending on the last Saturday of the calendar year. The fiscal years ended December 27, 1997 (fiscal 1997), December 28, 1996 (fiscal 1996) and December 30, 1995 (fiscal 1995) are 52-week periods.

  Cash and Cash Equivalents

     Cash equivalents represent funds temporarily invested (with original maturities not exceeding three months) as part of the Company's active management of working capital. Cash and cash equivalents are stated at cost, which approximates market value.

  Inventories

     Inventories, which consist of purchased goods held for sale, are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value.

  Property and Equipment

     Property and equipment are stated at cost, except for assets that have been impaired. Depreciation is computed over the estimated useful lives of the assets, using either the straight-line or double-declining balance method. Amortization of leasehold improvements is recorded over the respective lease terms or useful lives of the assets, whichever is shorter. Amortization of leasehold improvements and assets under capital leases is included in depreciation expense. Useful lives for amortization and depreciation calculations are as follows:

Buildings and improvements..................................  5-40 years
Delivery and automotive equipment...........................   3-9 years
Warehouse equipment.........................................  5-12 years
Furniture, fixtures and equipment...........................  5-10 years

  Goodwill and Other Intangible Assets

     Costs in excess of the net identifiable assets of businesses acquired are amortized on a straight-line basis over 40 years. Assembled workforce, customer lists and other intangible assets acquired in business acquisitions, deferred financing costs and other intangibles are being amortized using primarily the straight-line method over their respective estimated useful lives, which generally range from 3 to 40 years.

  Impairment of Long-Lived Assets

     Property and equipment, goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss will be recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

  Computer Software

     Costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over the estimated useful life of the software (generally 3-8 years). Business process reengineering costs associated with implementation of new software are expensed as incurred.

  Revenue Recognition

     Revenue from the sale of the Company's products is recognized upon shipment to the customer.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (Statement) No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets or liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss carryforwards. Because of the Company's prior operating losses in certain of the Company's taxable entities, a valuation allowance has been established to offset the entire amount of the net deferred tax assets.

     Effective July 1997, the Company is included in the consolidated federal income tax return of NEHC. Prior to that date, the Company was part of the Holberg consolidated group for income tax purposes and made tax sharing payments to Holberg, under a tax sharing agreement, for those entities within the Company's subgroup that had taxable income.

  Recently Issued Accounting Standards

     Accounting standards issued in 1997 included Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) as part of a full set of financial statements, and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. Both statements will be adopted by the Company in 1998. The adoption of these statements will not impact the Company's results of operations, cash flows or financial position.

  Reclassifications

     Certain amounts previously presented in the financial statements of prior years have been reclassified to conform to the current year presentation.

2.  ACQUISITIONS

     On July 11, 1997, the Company acquired the U.S. and Canadian operations of PFS, a Division of PepsiCo, Inc. (PFS), in an asset purchase transaction for approximately $842 million in cash, including direct costs. PFS posted net sales of $3.4 billion for the fiscal year ended December 25, 1996. Financing of the acquisition included an equity contribution of $130 million by NEHC and other transactions as described in Notes 6 and 7. PFS is engaged in the distribution of food products, supplies and equipment to franchised and company-owned restaurants in the Pizza Hut, Taco Bell and KFC systems, which were spun-off by PepsiCo, Inc. on October 6, 1997 and are now operating as TRICON Global Restaurants, Inc. (Tricon).

     The effective date of the acquisition was June 11, 1997, the end of PFS' second quarter. The acquisition has been accounted for under the purchase method; accordingly, its results are included in the consolidated financial statements from the effective date of the acquisition. The purchase price was allocated based on the estimated fair values of identifiable intangible and tangible assets acquired and liabilities assumed at the acquisition date, as follows (in millions):

Accounts receivable.........................................  $ 322.3
Inventories.................................................     83.1
Property and equipment......................................     71.5
Goodwill....................................................    562.7
Identifiable intangible assets..............................     36.9
Other assets................................................      1.4
Accounts payable............................................   (168.6)
Accrued liabilities.........................................    (38.8)
Restructuring reserves......................................    (23.0)
Other noncurrent liabilities................................     (5.9)
                                                              -------
                                                              $ 841.6
                                                              =======

     The restructuring reserves of $23 million were included in the purchase price allocation above in connection with the business plan to consolidate the operations of PFS and the Company. The reserves consist principally of accruals for costs related to the displacement of employees ($6.4 million) and lease termination costs associated with the closures of duplicative PFS warehouses ($15.7 million). There were no material charges against the restructuring reserves as of December 27, 1997. See Note 3 for additional discussion.

     The following unaudited pro forma results of operations for fiscal 1997 and 1996 assume the acquisition of PFS and related transactions occurred at the beginning of each period presented (in thousands):

                                                         1997          1996
                                                      ----------    ----------
Net sales...........................................  $5,006,426    $4,874,980
Loss before extraordinary items.....................     (58,190)      (52,881)
Net loss............................................     (67,563)      (62,254)

     This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

     On October 29, 1997, the Company acquired the stock of a food distribution business in Mexico for approximately $8 million in cash. The business distributes food products and supplies to franchised and company-owned restaurants, primarily in Mexico, in Tricon's Pizza Hut and KFC systems. The acquisition has been accounted for under the purchase method. The operating results of the business are not material to the consolidated results of the Company.

     On January 25, 1996, the Company acquired the common and preferred stock of AmeriServ Food Company (AmeriServ), a foodservice distributor specializing in distribution of food products and supplies to chain restaurants. AmeriServ reported net sales of $939.1 million for its fiscal year ended December 30, 1995. The total cash outlay for the acquisition, including all direct costs, was $92.9 million. Of this amount, $44 million related to the retirement of all of AmeriServ's existing bank debt and accrued interest, which occurred concurrently with the closing of the purchase transaction. The transaction was financed through the issuance of $30 million of preferred stock to NEHC, as well as borrowings under a new credit agreement.

     The acquisition has been accounted for under the purchase method; accordingly, its results are included in the consolidated financial statements from the acquisition date. The excess of the purchase price over the net assets acquired was $85 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

     The following unaudited pro forma results of operations for the year ended December 30, 1995 assume the acquisition of AmeriServ occurred at the beginning of the fiscal year (in thousands):

                                                              1995
                                                           ----------
Net sales................................................  $1,224,200
Net loss.................................................      (7,134)

     In connection with the acquisition of AmeriServ, the Company acquired a minority interest in the Harry H. Post Company (Post), also a foodservice distributor to chain restaurants. In November 1996, the Company sold its interest in Post to NEHC in exchange for $2.5 million in NEHC preferred stock. Through certain transactions in 1996 and 1997, NEHC acquired the remaining outstanding common stock of Post. In July 1997, NEHC transferred its investment in Post to the Company in exchange for the NEHC preferred stock. The transactions with NEHC had no impact on the consolidated statements of operations. Post generated net sales of $119.4 million for its fiscal year ended December 28, 1996. The Post operations are included in the consolidated results of the Company effective with the beginning of the third quarter of 1997.

3.  IMPAIRMENT, RESTRUCTURING AND OTHER UNUSUAL CHARGES

     Included in "Impairment, restructuring and other unusual charges" in the accompanying consolidated statements of operations for fiscal 1997 are the following (in millions):

Impairment of property, equipment and other assets..........  $12.4
Accrued restructuring expense, principally exit costs for
  future lease terminations and employee severance..........   13.4
One-time indirect costs incurred in connection with the PFS
  acquisition, principally bridge financing fees and costs
  to implement the Accounts Receivable Program (Note 7).....   13.6
Costs incurred in integrating acquisitions, and other
  unusual items.............................................   13.0
                                                              -----
                                                              $52.4
                                                              =====

     The noncash impairment charge and the accrued restructuring expense reflect actions to be taken with respect to the Company's existing facilities as a result of the PFS acquisition. During the third quarter of 1997, management performed an extensive review of the existing and recently acquired PFS operations with the objective of developing a business plan for the restructuring and consolidation of the organizations. The business plan, which was approved by the Company's Board of Directors late in the third quarter, identified a number of actions designed to improve the efficiency and effectiveness of the combined entity's warehouse and transportation network and operations support infrastructure.

     These actions, which are expected to be completed by mid-1999, include construction of new strategically located warehouse facilities, closures of certain existing warehouse facilities and expansions of others, dispositions of property and equipment, conversion of computer systems, reductions in workforce and relocation of the Company's headquarters from Brookfield, Wisconsin to Dallas, Texas.

     There were no material charges against the restructuring accrual as of December 27, 1997.

     The costs incurred in fiscal 1997 in integrating the AmeriServ and PFS acquisitions included start-up costs of new warehouse facilities and employee relocation and other expenses to realign the operations support infrastructure.

4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                     DECEMBER 27,    DECEMBER 28,
                                                         1997            1996
                                                     ------------    ------------
Land...............................................    $  2,584        $ 1,479
Buildings and improvements.........................      33,477         10,036
Delivery and automotive equipment..................      86,879         15,929
Warehouse equipment................................      11,359          4,617
Furniture, fixtures and equipment..................      17,393         11,842
Construction in progress...........................       5,538          2,412
                                                       --------        -------
                                                        157,230         46,315
Less accumulated depreciation and amortization.....      26,374         12,478
                                                       --------        -------
                                                       $130,856        $33,837
                                                       ========        =======

5.  INTANGIBLE ASSETS

     Intangible assets consist of the following (in thousands):

                                                     DECEMBER 27,    DECEMBER 28,
                                                         1997            1996
                                                     ------------    ------------
Goodwill, less accumulated amortization of $15,849
  and $5,332.......................................    $661,570        $100,201
Assembled workforce, customer lists, deferred
  financing costs and other intangibles, less
  accumulated amortization of $9,861 and $8,370....      76,300          22,250
                                                       --------        --------
                                                       $737,870        $122,451
                                                       ========        ========

6.  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                     DECEMBER 27,    DECEMBER 28,
                                                         1997            1996
                                                     ------------    ------------
8 7/8% Senior Notes due 2006.......................    $350,000        $     --
10 1/8% Senior Subordinated Notes due 2007.........     500,000              --
Revolving credit facility under Credit Agreement...          --          69,100
Term loans under Credit Agreement..................          --          45,000
Other notes payable................................          --           6,034
                                                       --------        --------
                                                        850,000         120,134
Capital lease obligations (see Note 13)............      29,238           9,771
                                                       --------        --------
                                                        879,238         129,905
Less current portion (capital lease obligations
  only in 1997)....................................       5,019           3,266
                                                       --------        --------
                                                       $874,219        $126,639
                                                       ========        ========

     The weighted average interest rate on the amounts outstanding under Credit Agreement at December 28, 1996 was 7.99%.

     In January 1996, in connection with the AmeriServ acquisition (see Note 2), the Company refinanced its borrowings under a new Credit Agreement. The credit facility provided for term loans of $45 million (amended to $50 million in March
1997) and up to $85 million under a revolving credit facility (amended to $100 million in March 1997). Interest rates on these borrowings were indexed to certain key variable rates.

     In connection with the PFS acquisition, on July 11, 1997, the Company issued $500 million principal amount of 10 1/8% Senior Subordinated Notes due July 15, 2007 in a private placement not requiring registration under the Securities Act of 1933, as amended, and entered into a new credit facility providing for term loans totaling $205 million and a revolving credit facility of up to $150 million that expires on June 30, 2003. A portion of the proceeds was used to repay all outstanding borrowings of $133.8 million (including accrued interest) under the previous Credit Agreement. On October 15, 1997, the Company issued $350 million principal amount of 8 7/8% Senior Notes due October 15, 2006 in a private placement not requiring registration under the Securities Act of 1933, as amended, and used a portion of the proceeds to repay the $205 million principal amount of term loans and the accrued interest thereon of $1.3 million.

     In connection with the early extinguishment of debt on July 11 and October 15, 1997, the Company recorded an extraordinary loss of $9.4 million, which represents the unamortized balance of deferred financing costs associated with the repaid indebtedness. Because of the Company's net operating loss carryforward position, the charge was recorded without tax benefit.

     Effective December 12, 1997, the Company completed offers to exchange all the outstanding Senior Subordinated Notes due 2007 and the Senior Notes due 2006 with new notes with substantially identical terms that are registered under the Securities Act of 1933, as amended.

     Interest on the Senior Subordinated Notes and the Senior Notes (collectively, the Notes) is payable semiannually. The Notes are fully, unconditionally, jointly and severally guaranteed by the Company's operating subsidiaries. The Notes contain covenants that limit the Company from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and certain other transactions. The Senior Subordinated Notes are subordinated to all existing and future senior indebtedness of the Company but rank equally in right of payment with any future senior subordinated indebtedness of the Company.

     As of March 15, 1998, there have been no borrowings under the $150 million revolving credit facility; however, available borrowings are reduced for letters of credit outstanding ($13.5 million at that date). A commitment fee of .25% to
 .50% per annum is payable on the unused portion of the revolving credit facility. The covenants contained in the revolving credit facility restrict the payment of dividends, capital expenditures and certain other transactions and require the Company to maintain leverage, fixed charge and interest coverage ratios.

     In early 1996, the Company entered into interest rate swap agreements to modify interest on a portion of the outstanding borrowings under the Credit Agreement. Under these agreements, the Company received variable rates and paid fixed rates. Details of these swap agreements at December 27, 1997 and December 28, 1996 are as follows:

                                                        1997           1996
                                                     -----------    -----------
Notional amount....................................  $60 million    $60 million
Weighted average receive rate......................     5.80%          5.63%
Weighted average pay rate..........................     5.52%          5.52%

     The swap agreements were terminated in February 1998 with a net insignificant gain.

7.  ACCOUNTS RECEIVABLE PROGRAM

     In July 1997, the Company entered into a five-year Accounts Receivable Program (the Program)to provide additional financing capacity. Under the Program, the Company established a consolidated wholly owned subsidiary, AmeriServe Funding Corporation (Funding), which is a special purpose bankruptcy-remote entity that acquires, on a daily basis, substantially all of the trade receivables generated by the Company and its subsidiaries. The purchases by Funding are financed through the sale of the receivables to AmeriServe Master Trust (the Trust) and the issuance of a series of certificates by the Trust representing undivided interests in the assets of the Trust. As of December 27, 1997, the Company had transferred $379.4 million of accounts receivable to Funding in exchange for $225 million in cash, and an undivided interest in the Trust of $154.4 million.

     In accordance with the provisions of Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the transactions have been recorded as a sale of receivables to a qualified special purpose entity. The ongoing cost associated with the Program, which represents the return to investors in the certificates, is reported in the accompanying consolidated statements of operations as "Loss on sale of accounts receivable." The interest rate on the certificates at December 27, 1997 was 6.94%. The Company has accounted for its investment in Funding as a held-to-maturity security in accordance with Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     In a transaction expected to be completed in April 1998, the current series of certificates issued by the Trust will be restructured, resulting in additional capital to the Company under the program of approximately $50 million.

     The accompanying consolidated balance sheets reflect an allowance for doubtful accounts at December 27, 1997 that relates, in large part, to the accounts receivable representing the undivided interest in the Trust. The Company's accounts receivable generally are unsecured.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, investment in accounts receivable trust, accounts payable and accrued liabilities approximate fair value because of their short-term maturities. The carrying amounts reported for long-term debt at December 28, 1996 approximate fair value because the instruments carry variable rates of interest. The carrying amounts and fair values of long-term debt at December 27, 1997 are as follows (in thousands):

                                                         CARRYING      FAIR
                                                          AMOUNT      VALUE
                                                         --------    --------
8 7/8% Senior Notes....................................  $350,000    $350,000
10 1/8% Senior Subordinated Notes......................   500,000     515,000

     Related party financial instruments are recorded at cost.

9.  GUARANTOR SUBSIDIARIES

     The Company's operating subsidiaries fully, unconditionally, jointly and severally guarantee the Senior Subordinated Notes and the Senior Notes discussed in Note 6.

     The guarantor subsidiaries are direct or indirect wholly owned subsidiaries of the Company. The Company and the guarantor subsidiaries conduct substantially all of the operations of the Company and its subsidiaries on a consolidated basis. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors.

     The only significant subsidiary of the Company that is not a guarantor subsidiary is Funding, which is a wholly owned special purpose bankruptcy-remote subsidiary. Funding has no operating revenues or expenses, and its only asset is an undivided interest in an accounts receivable trust (the Trust -- see Note 7). Funding's interest in the Trust is junior to the claims of the holders of certificates issued by the Trust. Accordingly, as creditors of the Company, the claims of the holders of the Senior Subordinated Notes and Senior Notes against the accounts receivable held in the Trust are similarly junior to the claims of holders of the certificates issued by the Trust.

     On the first day of fiscal 1998, two of the Company's operating subsidiaries, AmeriServ and Post, were effectively merged with and into the Company. Accordingly, the following summarized combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) at December 27, 1997 and for the year then ended is for the guarantor subsidiaries of the Company remaining after the mergers (in thousands):

Current assets..............................................  $  7,901
Current liabilities.........................................     5,666
Noncurrent assets...........................................    52,085
Noncurrent liabilities......................................    13,530

Net sales...................................................  $135,640
Operating income............................................     1,288
Net income..................................................     1,027

10.  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                         YEAR ENDED
                                        --------------------------------------------
                                        DECEMBER 27,    DECEMBER 28,    DECEMBER 30,
                                            1997            1996            1995
                                        ------------    ------------    ------------
Current:
  Federal.............................     $  515          $1,104           $437
  State...............................        299             196             98
  Foreign.............................         95              --             --
                                           ------          ------           ----
                                              909           1,300            535
  Deferred (foreign in 1997)..........        121              --             48
                                           ------          ------           ----
                                           $1,030          $1,300           $583
                                           ======          ======           ====

     The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% to income (loss) before income taxes and extraordinary loss, as follows (in thousands):

                                                         YEAR ENDED
                                        --------------------------------------------
                                        DECEMBER 27,    DECEMBER 28,    DECEMBER 30,
                                            1997            1996            1995
                                        ------------    ------------    ------------
Provision (benefit) at statutory
  rate................................    $(21,699)        $1,298           $370
State income taxes, net of federal tax
  benefit.............................         197            130             66
Foreign income taxes, net of federal
  tax benefit.........................         143             --             --
Nondeductible goodwill................         891            758            167
Equity in earnings of unconsolidated
  subsidiary..........................          --           (644)            --
Increase in valuation allowance.......      20,250             --             --
Other.................................       1,248           (242)           (20)
                                          --------         ------           ----
Provision for income taxes............    $  1,030         $1,300           $583
                                          ========         ======           ====

     The components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

                                                     DECEMBER 27,    DECEMBER 28,
                                                         1997            1996
                                                     ------------    ------------
Deferred income tax liabilities:
  Intangible assets other than nondeductible
     goodwill......................................    $43,980         $ 7,974
Deferred income tax assets:
  Allowances and reserves..........................     14,658           3,155
  Property and equipment...........................      4,758           1,701
  Accrued liabilities..............................     33,026           9,045
  Federal net operating loss carryforwards.........     34,954          10,566
                                                       -------         -------
                                                        87,396          24,467
  Valuation allowance for deferred tax assets......    (43,416)        (16,493)
                                                       -------         -------
          Total deferred tax assets................     43,980           7,974
                                                       -------         -------
Net deferred tax asset.............................    $    --         $    --
                                                       =======         =======

     As of December 27, 1997, and, giving effect to the merger into the Company of Post and AmeriServ, the Company has net operating loss carryforwards of approximately $90 million. The Company has not yet determined whether it incurred a change in control on July 11, 1997 under Section 382 of the Internal

Revenue Code. Under that Section, after a change of control, the amount of such net operating loss carryforwards that may be used annually during the permitted carryforward period is limited.

     The net operating loss carryforwards will expire between 2006 and 2012. Because of uncertainty as to whether any benefit will be realized from the use of such losses and other deferred tax assets, a valuation reserve has been provided to offset any deferred tax assets in excess of deferred tax liabilities. As of the date of its acquisition by the Company, AmeriServ had net operating losses and other deferred tax benefits (the Acquired Tax Attributes) of $49 million that were entirely offset by a valuation reserve. Goodwill will be reduced to the extent of any tax benefit realized from the Acquired Tax Attributes.

11.  EMPLOYEE BENEFIT PLANS

     The Company and its subsidiaries have sponsored 401(k) retirement savings plans covering substantially all employees. The Company has matched the contributions of participating employees in accordance with the provisions of the plans. In August 1997, the various plans were merged into a single plan that was enhanced as of January 1, 1998.

     Under the enhanced plan, eligible employees may contribute up to 18% of eligible compensation, subject to limits imposed by law. The Company matches 50% of the first 4% of compensation contributed by employees and 25% of additional amounts contributed up to 6%. The Company will make additional contributions for eligible employees of 0.8% to 2.0% of eligible compensation, depending on years of service. Company contributions have certain vesting schedules, with all such contributions vesting after 5 years of service. The Company may also elect to make a discretionary contribution that would be allocated to employees based on a predetermined formula.

     Company contributions expensed under the plans approximated $961,000, $515,000 and $109,000 in fiscal 1997, 1996 and 1995, respectively.

12.  RELATED-PARTY TRANSACTIONS

     With respect to related party assets and liabilities presented in the accompanying consolidated balance sheets, the current amounts due from/to affiliate represent interest-bearing advances to Holberg which are made in the normal course of business as part of the cash management strategy of Holberg; the note receivable from Holberg bears interest at 5% and is due January 1, 2007.

     In 1997, distribution, selling and administrative expenses include $4,000,000 in management fees to Holberg.

     Prior to 1996, the Company participated in a self-insured casualty (including workers' compensation and auto liability) and group health risk program with an affiliate of Holberg, which determined the insurance expense to be allocated to the Company. In fiscal 1995, the affiliate paid $1,128,000 of casualty insurance and $378,000 of health insurance expenses of the Company. These payments have been charged to operations and are reflected as contributed capital in the accompanying consolidated financial statements. In connection with the insurance program, the Company has deposits with an affiliate for insurance collateral purposes of $4,835,000 and $2,480,000 at December 27, 1997 and December 28, 1996, respectively. These amounts are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

     Interest income from Holberg and an affiliate of approximately $632,000, $528,000 and $749,000 in fiscal 1997, 1996 and 1995, respectively, represents interest on the advances and note receivable from Holberg and interest on the insurance deposits with an affiliate, less debt guarantee fees to Holberg of $180,000 in 1995.

     In 1995, the Company entered into an agreement to lease a warehouse and office facility in Omaha, Nebraska from an affiliate of NEHC for a fixed term of 13 years. Annual rent is $500,000 for the first 5-year period of the lease, and includes fixed escalation provisions for the 8 years thereafter. In connection with the lease, the Company paid the affiliate a security deposit of $750,000, which is included in other noncurrent assets in the accompanying consolidated balance sheets.

     The Company leases a warehouse and office facility in Waukesha, Wisconsin from an affiliated partnership owned by certain former shareholders of an acquired company for approximately $810,000 per year through May 31, 2008.

13.  LEASE COMMITMENTS

     The Company has noncancelable commitments under both capital and long-term operating leases, primarily for office and warehouse facilities and transportation and office equipment. Many leases provide for rent escalations, purchase and renewal options, contingent rentals based on miles driven and payment of executory costs by the Company. Rent expense was approximately $17,140,000, $13,757,000 and $5,709,000 (including contingent rentals) in fiscal 1997, 1996 and 1995, respectively.

     Property and equipment include the following amounts under capital leases (in thousands):

                                                     DECEMBER 27,    DECEMBER 28,
                                                         1997            1996
                                                     ------------    ------------
Delivery and automotive equipment..................    $28,778         $ 8,358
Warehouse equipment................................      2,227              --
Furniture, fixtures and equipment..................      3,312           3,487
                                                       -------         -------
                                                        34,317          11,845
Less accumulated amortization......................      5,767           1,741
                                                       -------         -------
Property and equipment under capital leases, net...    $28,550         $10,104
                                                       =======         =======

     The following is a schedule of aggregate future minimum lease payments (excluding contingent rentals) required under terms of the aforementioned leases at December 27, 1997 (in thousands):

                                                          CAPITAL    OPERATING
                   FISCAL YEAR ENDING                     LEASES      LEASES
                   ------------------                     -------    ---------
1998....................................................  $ 8,173    $ 14,920
1999....................................................    7,514      15,157
2000....................................................    6,381      13,950
2001....................................................    5,572      13,733
2002....................................................    4,823      12,824
Thereafter..............................................    8,222      77,610
                                                          -------    --------
Total...................................................   40,685    $148,194
                                                                     ========
Less amount representing interest.......................   11,447
                                                          -------
Present value of net minimum lease commitments..........  $29,238
                                                          =======

14.  CONCENTRATION OF CREDIT RISK

     On a pro forma basis, assuming the inclusion of PFS and Post for the full year, Tricon accounted for approximately 40% of the Company's 1997 sales. No other customer accounted for more than 10% of 1997 pro forma sales. Tricon is the franchiser of, and through its subsidiaries operates restaurants within, the Pizza Hut, Taco Bell and KFC systems. One customer, a franchiser, accounted for approximately 11% of 1996 reported net sales.

     In connection with the PFS acquisition, the Company was assigned and assumed a sales and distribution agreement dated May 1997 between PFS and the Pizza Hut, Taco Bell and KFC businesses. The agreement provides that the Company is the exclusive distributor of a substantial majority of products purchased by the domestic Tricon-owned restaurants for a five-year period beginning July 12, 1997, subject to certain service performance standards. The agreement also covers restaurants sold to certain franchisees within the five-year period.

     Including sales to franchiser-owned and franchised restaurants, the Company's sales to the following restaurant concepts as an approximate percentage of total pro forma sales were (including PFS for all of 1997 and Post for all of 1997 and 1996):

                                                              1997    1996
                                                              ----    ----
Pizza Hut...................................................   28%     --
Taco Bell...................................................   28%     --
KFC.........................................................   13%      9%
Wendy's.....................................................   11%     35%
Burger King.................................................    5%     17%

15.  STOCKHOLDER'S EQUITY

     At December 27, 1997, the authorized capital of the Company consisted of 2,000 shares of common stock at a par value of $10; 765 shares of senior nonconvertible, nonvoting preferred stock with a liquidation preference of $50,000 per share and cumulative dividends at a rate of $6,250 per share; 150 shares of Series $50,000 par value nonconvertible, nonvoting preferred stock with a liquidation preference of $50,000 per share and cumulative dividends at a rate of $5,500 per share; and 400 shares of Series $25,000 par value nonconvertible, nonvoting preferred stock with a liquidation preference of $25,000 per share and cumulative dividends at a rate of $2,375 per share.

     On December 30, 1997, the authorized capital was modified to consist entirely of 10,000 shares of common stock at a par value of $.01 (600 shares outstanding) and 10,000 shares of preferred stock at a par value of $.01.

16.  SUBSEQUENT EVENT

     On January 29, 1998, the Company entered into a definitive merger agreement pursuant to which the Company will acquire all of the approximately 9.4 million outstanding shares of ProSource, Inc. (ProSource) for $15.00 per share in cash. The Company will also refinance the existing indebtedness of ProSource of approximately $174 million. The transaction is expected to close in the second quarter of 1998. ProSource, which reported sales of $3.9 billion for its fiscal year ended December 27, 1997, is in the foodservice distribution business, specializing in quick-service and casual dining chain restaurants. ProSource services approximately 12,700 restaurants, principally in the United States, in such chains as Burger King, Red Lobster, Olive Garden, TGI Friday's, Long John Silver's, Chili's, Sonic, Chick-fil-A, Wendy's and TCBY.

                       AMERISERVE FOOD DISTRIBUTION, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                        ADDITIONS
                                      -----------------------------------------------------------------------------
                                      BALANCE AT   CHARGED TO   CHARGED TO                                  BALANCE
                                      BEGINNING    COSTS AND      OTHER      ACQUISITIONS                   AT END
                                       OF YEAR      EXPENSES     ACCOUNTS      BALANCE      DEDUCTIONS(1)   OF YEAR
                                      ----------   ----------   ----------   ------------   -------------   -------
Year ended December 30, 1995:
  Deducted from asset accounts
    Allowance for doubtful
    accounts........................    $1,440       $  134         $--        $    --         $  (404)     $ 1,170
Year ended December 28, 1996:
  Deducted from asset accounts
    Allowance for doubtful
    accounts........................     1,170        1,075         --           3,173            (522)       4,896
Year ended December 27, 1997:
  Deducted from asset accounts
    Allowance for doubtful
    accounts........................     4,896        2,019         --          10,472          (1,821)      15,566

---------------
(1) Represents uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERISERVE FOOD DISTRIBUTION, INC.
                                                        (Registrant)

                                            By      /s/ JOHN V. HOLTEN
                                             -----------------------------------
                                                       John V. Holten
                                                Chairman and Chief Executive
                                                            Officer

Date: March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                   DATE
                      ---------                                      -----                   ----

                 /s/ JOHN V. HOLTEN                      Chairman, Director and Chief   March 27, 1998
-----------------------------------------------------      Executive Officer
                   John V. Holten

                  /s/ DIANA M. MOOG                      Senior Vice President and      March 27, 1998
-----------------------------------------------------      Chief Financial Officer
                    Diana M. Moog

             /s/ STANLEY J. SZLAUDERBACH                 Vice President and Controller  March 27, 1998
-----------------------------------------------------
               Stanley J. Szlauderbach

                  /s/ JOHN R. EVANS                      Director                       March 27, 1998
-----------------------------------------------------
                    John R. Evans

               /s/ RAYMOND E. MARSHALL                   Director                       March 27, 1998
-----------------------------------------------------
                 Raymond E. Marshall

               /s/ GUNNAR E. KLINTBERG                   Director                       March 27, 1998
-----------------------------------------------------
                 Gunnar E. Klintberg

                /s/ LEIF F. ONARHEIM                     Director                       March 27, 1998
-----------------------------------------------------
                  Leif F. Onarheim

                 /s/ PETER T. GRAUER                     Director                       March 27, 1998
-----------------------------------------------------
                   Peter T. Grauer

                  /s/ BENOiT JAMAR                       Director                       March 27, 1998
-----------------------------------------------------
                    Benoit Jamar

                /s/ DANIEL W. CRIPPEN                    Director                       March 27, 1998
-----------------------------------------------------
                  Daniel W. Crippen

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
 2.1      Asset Purchase Agreement between PepsiCo, Inc. and Nebco
          Evans Holding Company (incorporated by reference to Exhibit
          2.2 to the Registrant's Registration Statement Form S-4 No.
          333-33225 filed August 8, 1997).
 2.2      Agreement and Plan of Merger, dated as of January 29, 1998, by and among AmeriServe Food Distribution, Inc., Steamboat
          Acquisition Corp. and ProSource, Inc. (incorporated by
          reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated January 29, 1998).
 2.3      Voting Agreement, dated as of January 29, 1998, by and among
          AmeriServe Food Distribution, Inc., Steamboat Acquisition
          Corp. and Onex DHC LLC and certain of its affiliates
          (incorporated by reference to Exhibit 2.2 to the
          Registrant's Current Report on Form 8-K, dated January 29,
          1998).
 3.1      Amended and Restated Certificate of Incorporation of
          AmeriServe Food Distribution, Inc. (formerly AmeriServ Food
          Company, successor to AmeriServe Food Distribution, Inc.).*
 3.2      Amended and Restated Bylaws of AmeriServe Food Distribution,
          Inc. (formerly AmeriServ Food Company, successor to
          AmeriServe Food Distribution, Inc.) (incorporated by
          reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, dated December 28, 1997).
 3.3      Articles of Incorporation of AmeriServe Transportation, Inc.
          (incorporated by reference to Exhibit 3.5 to the
          Registrant's Registration Statement on Form S-4 No.
          333-33225 filed August 8, 1997).
 3.4      By-Laws of AmeriServe Transportation, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's Registration
          Statement on Form S-4 No. 333-33225 filed August 8, 1997).
 3.5      Articles of Incorporation of Chicago Consolidated
          Corporation (incorporated by reference to Exhibit 3.7 to the
          Registrant's Registration Statement on Form S-4 No.
          333-33225 filed August 8, 1997).
 3.6      By-Laws of Chicago Consolidated Corporation (incorporated by reference to Exhibit 3.8 to the Registrant's Registration
          Statement on Form S-4 No. 333-33225 filed August 8, 1997).
 3.7      Articles of Incorporation of Northland Transportation
          Services, Inc. (incorporated by reference to Exhibit 3.9 to the Registrant's Registration Statement on Form S-4 No.
          333-33225 filed August 8, 1997).
 3.8      By-Laws of Northland Transportation Services, Inc.
          (incorporated by reference to Exhibit 3.10 to the
          Registrant's Registration Statement on Form S-4 No.
          333-33225 filed August 8, 1997).
 3.9      Articles of Incorporation of Delta Transportation, Ltd.
          (incorporated by reference to Exhibit 3.13 to the
          Registrant's Registration Statement on Form S-4 No.
          333-33225 filed August 8, 1997).
 3.10     By-Laws of Delta Transportation, Ltd. (incorporated by
          reference to Exhibit 3.14 to the Registrant's Registration
          Statement on Form S-4 No. 333-33225 filed August 8, 1997).
 4.1      Indenture, dated as of October 15, 1997, by and among the
          Company, the Subsidiary Guarantors and State Street Bank and
          Trust Company, with respect to the Senior Notes
          (incorporated by reference to Exhibit 4.1 to the
          Registrant's Registration Statement on Form S-4 No.
          333-38337 filed October 21, 1997).
 4.2      Supplemental 8 7/8% New Senior Notes Indenture, dated as of
          December 23, 1997, by and among AmeriServe Food
          Distribution, Inc., AmeriServ Food Company, and State Street
          Bank and Trust Company, as Trustee (incorporated by
          reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated December 28, 1997).

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
 4.3      Indenture, dated as of July 11, 1997, by and among the
          Company, the Subsidiary Guarantors and State Street Bank and
          Trust Company, with respect to the New Senior Subordinated
          Notes (incorporated by reference to Exhibit 4.1 of the
          Registrant's Registration Statement on Form S-4 No.
          333-33225 filed August 8, 1997).
 4.4      Supplemental 10 1/8% New Senior Subordinated Notes
          Indenture, dated as of December 23, 1997, by and among
          AmeriServe Food Distribution, Inc., AmeriServ Food Company,
          and State Street Bank and Trust Company, as Trustee
          (incorporated by reference to Exhibit 4.1 to the
          Registrant's Current Report on Form 8-K, dated December 28,
          1997).
 4.5      Purchase Agreement, by and among the Registrant, the
          Subsidiary Guarantors, Donaldson, Lufkin & Jenrette
          Securities Corporation and BancAmerica Securities dated as of July 9, 1997 (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement Form S-4 No.
          333-33225 filed August 8, 1997).
 4.6      Purchase Agreement, by and among the Registrant, the
          Subsidiary Guarantors, Donaldson, Lufkin & Jenrette
          Securities Corporation and BancAmerica Robertson Stephens
          dated as of October 8, 1997 (incorporated by reference to
          Exhibit 4.4 to the Registrant's Registration Statement on
          Form S-4 No. 333-38337 filed October 21, 1997).
10.1      Registration Rights Agreement, dated as of July 11, 1997, by and among the Registrant, the Subsidiary Guarantors and
          Donaldson, Lufkin & Jenrette Securities Corporation
          (incorporated by reference to Exhibit 10.1 to the
          Registrant's Registration Statement on Form S-4 No.
          333-33225 filed August 8, 1997).
10.2      Registration Rights Agreement, dated as of October 15, 1997, by and among the Registrant, the Subsidiary Guarantors and
          Donaldson, Lufkin & Jenrette Securities Corporation
          (incorporated by reference to Exhibit 10.1 to the
          Registrant's Registration Statement on Form S-4 No.
          333-38337 filed October 21, 1997).
10.3      Second Amended and Restated Credit Agreement, dated as of
          July 11, 1997 among the Registrant, Bank of America National
          Trust and Savings Association, as Administrative Agent,
          Donaldson, Lufkin & Jenrette Securities Corporation, as
          Documentation Agent, Bank of America National Trust and
          Savings Association as Letter of Credit Issuing Lender, the
          Other Financial Institutions Party thereto and BancAmerica
          Securities, Inc. as Arranger (incorporated by reference to
          Exhibit 10.3 to the Registrant's Registration Statement on
          Form S-4 No. 333-33225 filed August 8, 1997).
10.4      First Amendment to Second Amended and Restated Credit
          Agreement, dated as of October 7, 1997.*
10.5      Second Amendment to Second Amended and Restated Credit
          Agreement, dated as of December 22, 1997 (incorporated by
          reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated December 28, 1997).
10.6      Employment Agreement, dated as of December 23, 1986 between the Company and Raymond E. Marshall, as amended by Amendment to Employment Agreement, dated as of January 1, 1995
          (incorporated by reference to Exhibit 10.4 to the
          Registrant's Registration Statement on Form S-4 No.
          333-33225 filed August 8, 1997).
10.7      Sales and Distribution Agreement dated as of May 6, 1997, by and among PFS, Pizza Hut, Taco Bell, Kentucky Fried Chicken
          Corporation and Kentucky Fried Chicken of California, Inc.
          (the "Distribution Agreement") (incorporated by reference to
          Exhibit 10.5 to Amendment No. 1 to the Registrant's
          Registration Statement on Form S-4 No. 333-33225 filed
          October 21, 1997).
10.8      Amendment, dated as of May 29, 1997, to the Distribution
          Agreement.*

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
21        Subsidiaries of the Registrant.*
27.1      Financial Data Schedule.*

---------------
* Filed herewith.