Form 10-Q
period 1998-03-28
AMERISERVE FOOD DISTRIBUTION INC; DELTA TRANSPORTATION LTD; NORTHLAND TRANSPORTATION SERVICES INC; CHICAGO CONSOLIDATED CORP; AMERISERVE TRANSPORTATION INC
filed 1998-05-12
CIK 1042743, 1043168, 1043170, 1043171, 1043172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NUMBER: 19367

                                 AMERISERVE FOOD
                               DISTRIBUTION, INC.*

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

     All shares of the registrant's common stock are held by one affiliate. As of May 11, 1998, there were 600 shares of common stock of the registrant outstanding.

* TABLE OF ADDITIONAL REGISTRANTS


                                                     State or other
                                                     jurisdiction of      I.R.S. Employer
                                                     incorporation or     Identification
Name, Address and Telephone Number(1)                organization         Number
----------------------------------                   ----------------     ---------------
Chicago Consolidated Corporation                       Illinois           36-3691925
Northland Transportation Services, Inc.                Nebraska           39-1807312
Delta Transportation, Ltd.                             Wisconsin          39-1411171
AmeriServe Transportation, Inc.                        Nebraska           91-1824117



(1) The address of these registrants is 14841 Dallas Parkway, Dallas, TX 75240. The telephone number is (972) 338-7000

                       AMERISERVE FOOD DISTRIBUTION, INC.
                                 FORM 10-Q INDEX




Part I.  Financial Information

 Item 1. Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of March 28, 1998
         and December 27, 1997 ........................................  4

         Condensed Consolidated Statements of Operations for the three months ended March 28, 1998 and March 29, 1997................  5

         Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 1998 and March 29, 1997................  6

         Notes to Condensed Consolidated Financial Statements..........  7

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................... 10

Part II. Other Information

 Item 1. Legal Proceedings ............................................ 19

 Item 2. Changes in Securities ........................................ 19

 Item 3. Defaults upon Senior Securities .............................. 19

 Item 4. Submission of Matters to a Vote of Security Holders........... 19

 Item 5. Other Information ............................................ 19

 Item 6. Exhibits and Reports on Form 8-K ............................. 20



Signatures ............................................................ 22

Exhibits .............................................................. 23

Part I. Financial Information

Item 1. Financial Statements (Unaudited)


                       AMERISERVE FOOD DISTRIBUTION, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  MARCH 28,          DECEMBER 27,
                                                                    1998                1997
                                                                 ----------          ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................... $  151,751          $  231,131
  Accounts receivable..........................................     36,505              43,625
  Undivided interest in accounts receivable trust..............    125,482             154,371
  Allowance for doubtful accounts..............................    (13,897)            (15,566)
  Inventories..................................................    152,542             150,148
  Other current assets.........................................     31,499              23,768
                                                                ----------          ----------
         Total current assets..................................    483,882             587,477
Property and equipment, net....................................    130,287             130,856
Intangible assets, net.........................................    732,272             737,870
Other noncurrent assets........................................      6,649               6,118
                                                                ----------          ----------
                                                                $1,353,090          $1,462,321
                                                                ==========          ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt............................ $    5,403          $    5,019
  Accounts payable.............................................    259,054             345,379
  Accrued and other current liabilities........................     93,981             101,219
                                                                ----------          ----------
         Total current liabilities.............................    358,438             451,617
Long-term debt.................................................    873,446             874,219
Other noncurrent liabilities...................................     37,546              38,430
Stockholder's equity:
  Common stock, $.01 par value per share; 10,000
    shares authorized, 600 shares outstanding..................         --                   6
  Additional paid-in capital...................................    174,609             174,603
  Accumulated deficit..........................................    (90,949)            (76,554)
                                                                ----------          ----------
         Total stockholder's equity............................     83,660              98,055
                                                                ----------          ----------
                                                                $1,353,090          $1,462,321
                                                                ==========          ==========



See accompanying notes.

Note: The balance sheet at December 27, 1997 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                       AMERISERVE FOOD DISTRIBUTION, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                              ----------------------------
                                                               MARCH 28,         MARCH 29,
                                                                1998              1997
                                                              ----------         ---------
Net sales..............................................       $1,123,938         $308,727
Cost of goods sold.....................................        1,013,010          277,086
                                                              ----------         --------
Gross profit...........................................          110,928           31,641
Distribution, selling and administrative expenses......           95,534           29,399
Amortization of intangible assets......................            6,814              997
Costs to integrate acquired operations.................            1,988               --
                                                              ----------         --------
Operating income.......................................            6,592            1,245
Other income (expense):
  Interest expense, net................................          (17,327)          (3,165)
  Loss on sale of accounts receivable..................           (3,588)              --
  Interest income-affiliates...........................              152               85
                                                              ----------         --------
                                                                 (20,763)          (3,080)
                                                              ----------         --------

Loss before income taxes...............................          (14,171)          (1,835)

Provision (benefit) for income taxes...................              224             (649)
                                                             -----------         --------
Net loss...............................................      $   (14,395)        $ (1,186)
                                                             ===========         ========



See accompanying notes.

                        AMERISERVE FOOD DISTRIBUTION,INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                              -------------------------
                                                                              MARCH 28,       MARCH 29,
                                                                                1998            1997
                                                                              ---------       ---------
OPERATING ACTIVITIES:
Net loss ...............................................................      $ (14,395)       $(1,186)
Adjustments to reconcile net loss to net cash
  used for operating activities:
   Depreciation and amortization .......................................         12,495           2,738
   Changes in assets and liabilities ...................................        (64,071)         (2,915)
                                                                              ---------       ---------

Net cash used for operating activities .................................        (65,971)         (1,363)
                                                                              ---------       ---------
INVESTING ACTIVITIES:
Capital expenditures ...................................................         (4,550)         (2,257)
Net cash transfers to affiliates .......................................         (8,859)         (4,544)
                                                                              ---------       ---------

Net cash used for investing activities ................................         (13,409)         (6,801)
                                                                              ---------       ---------
FINANCING ACTIVITIES:
Net increase in borrowings under revolving line of credit .............              --          10,700
Repayments of long-term debt ..........................................            (388)           (703)
                                                                              ---------       ---------

Net cash provided by (used for) financing activities ..................            (388)          9,997
                                                                              ---------       ---------
Net increase (decrease) in cash .......................................         (79,380)          1,833
Cash at beginning of period ...........................................         231,131           2,162
                                                                              ---------       ---------

Cash at end of period .................................................       $ 151,751       $   3,995
                                                                              =========       =========
Supplemental disclosures:

  Cash paid during the period for:
     Interest .........................................................       $  25,875       $   3,438
     Income taxes, net of refunds .....................................       $      67       $     325

  Noncash investing and financing activities:
     Capital expenditures through capital leases
      (included in long-term debt) ....................................       $     904       $   1,367



See accompanying notes.

                       AMERISERVE FOOD DISTRIBUTION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 28, 1998 (UNAUDITED)


1.  INTERIM FINANCIAL DATA

The accompanying unaudited condensed consolidated financial statements of AmeriServe Food Distribution, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month period ended March 28, 1998 are not necessarily indicative of the results that might be expected for the entire fiscal year ended December 26, 1998. This report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 27, 1997.


2.  ACQUISITIONS

Effective June 11, 1997, the Company acquired the PFS Division of PepsiCo, Inc. PFS distributed food products, supplies and equipment to franchised and company-owned restaurants in the Pizza Hut, Taco Bell and KFC systems, which were spun-off by PepsiCo, Inc. in October 1997 and are now operating as Tricon Global Restaurants, Inc. The acquisition has been accounted for under the purchase method. Twelve weeks of PFS operating results are included in the Company's operating results for the three months ended March 28, 1998.

The following unaudited pro forma results of operations for the three months ended March 29, 1997 assume the acquisition of PFS and related transactions occurred at the beginning of that period (in thousands):

           Net sales ............................. $1,055,836
           Net loss ..............................    (12,467)

On January 29, 1998, the Company entered into a definitive merger agreement pursuant to which the Company will acquire all of the approximately 9.4 million outstanding shares of ProSource, Inc. (ProSource) for $15.00 per share in cash. The Company will also refinance the existing indebtedness of ProSource of approximately $174 million. The transaction is expected to close in late May 1998. ProSource, which reported net sales of $3.9 billion for its fiscal year ended December 27, 1997, is in the foodservice distribution business, specializing in quick service and casual dining chain restaurants. ProSource services approximately 12,700 restaurants, principally in the United States, in such chains as Burger King, Red Lobster, Olive Garden, TGI Friday's, Long John Silver's, Chili's, Sonic, Chick-fil-A, Wendy's and TCBY.

3.  COSTS TO INTEGRATE ACQUIRED OPERATIONS

As a result of the 1997 acquisition of PFS, the Company had previously identified a number of actions designed to consolidate and integrate the operations of the Company and PFS and thereby improve the efficiency and effectiveness of the combined warehouse and transportation network and operations support infrastructure.

These actions included construction of new warehouse facilities, closures of certain existing warehouse facilities and expansions of others, dispositions of property and equipment, conversions of computer systems, reductions in workforce, relocations of employees and other consolidation and integration activities.

Certain costs associated with those actions, principally exit costs for lease terminations and employee severance, were previously accrued for as part of the PFS purchase price allocation or the restructuring charge recorded in the third quarter of 1997. Other incremental costs associated with the actions not qualifying as exit costs are expensed as incurred and reported as integration costs in the consolidated statements of operations.

The Company is in the early stages of the PFS consolidation and integration plan. Because of the probable acquisition of ProSource (see Note 2), the plan is expected to be modified and will likely result in certain changes in the scope and timing of the actions to accommodate the integration of ProSource's operations.

4.  ACCOUNTS RECEIVABLE PROGRAM

Under a five-year Accounts Receivable Program effective July 1997, the Company received $225 million upon the initial transfer of accounts receivable to a wholly owned, special purpose, bankruptcy-remote subsidiary, AmeriServe Funding Corporation (Funding), and concurrent sale of the accounts receivable by Funding to AmeriServe Master Trust (the Trust). The Trust financed the purchase through the issuance of $225 million in interest bearing certificates. As of March 28, 1998, accounts receivable sold to the Trust totaled $350.5 million and the undivided interest in the Trust (receivables sold less the $225 million proceeds) totaled $125.5 million.


5.  GUARANTOR SUBSIDIARIES

The Company's principal operating subsidiaries fully, unconditionally, jointly and severally guarantee the Company's $500 million 10 1/8% Senior Subordinated Notes and $350 million 8 7/8% Senior Notes.

The guarantor subsidiaries are direct wholly owned subsidiaries of the Company. The Company and the guarantor subsidiaries conduct substantially all of the operations of the Company and its subsidiaries on a consolidated basis. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors.

The only significant subsidiary of the Company that is not a guarantor subsidiary is Funding, which is a wholly owned, special purpose, bankruptcy-remote subsidiary. Funding has no operating revenues or expenses, and its only asset is an undivided interest in an accounts receivable trust (the Trust--see Note 4). Funding's interest in the Trust is junior to the claims of the holders of certificates issued by the Trust. Accordingly, as creditors of the Company, the claims of the holders of the Senior Subordinated Notes and Senior Notes against the accounts receivable held in the Trust are similarly junior to the claims of holders of the certificates issued by the Trust.

Following is summarized combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) at March 28, 1998 and for the three months then ended for the guarantor subsidiaries of the Company (in thousands):

            Current assets..................... $  9,084
            Current liabilities................    6,529
            Noncurrent assets..................   50,815
            Noncurrent liabilities.............   13,375

            Net sales.......................... $ 44,558
            Operating income...................    1,265
            Net income.........................    1,235

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

AmeriServe Food Distribution, Inc. (the Company) is a foodservice distributor specializing in distribution to chain restaurants. The Company distributes a wide variety of food items as well as paper goods, cleaning and other supplies and equipment to approximately 25,500 restaurants. The Company's major customers are franchisers and/or franchisees in the Pizza Hut, Taco Bell, KFC, Wendy's, Arby's, Burger King and Dairy Queen restaurant systems.

Effective June 11, 1997, the Company acquired the PFS Division of PepsiCo, Inc. PFS distributed food products, supplies and equipment to franchised and company-owned restaurants in the Pizza Hut, Taco Bell and KFC systems, which were spun-off by PepsiCo, Inc. in October 1997 and are now operating as Tricon Global Restaurants, Inc. (Tricon). The acquisition has been accounted for under the purchase method. Twelve weeks of PFS operating results are included in the Company's operating results for the three months ended March 28, 1998. Because of the relative sizes of the Company and PFS, which reported net sales of $308.7 million and $720.5 million, respectively, for the first quarter of 1997, the comparisons of operating results presented below are significantly impacted by the PFS acquisition.

In April 1997, the Company began providing foodservice distribution to approximately 2,600 Arby's restaurants under a three-year contract. While the majority of Arby's restaurants are serviced directly by the Company, some are serviced by other cooperating independent distributors.

The Company is a wholly owned subsidiary of Nebco Evans Holding Company (NEHC), which is an indirect subsidiary of Holberg Industries, Inc.


RECENT DEVELOPMENTS

On January 29, 1998, the Company entered into a definitive merger agreement pursuant to which the Company will acquire all of the approximately 9.4 million outstanding shares of ProSource, Inc. (ProSource) for $15.00 per share in cash. The Company will also refinance the existing indebtedness of ProSource of approximately $174 million. The transaction is expected to close in late May 1998. ProSource, which reported net sales of $3.9 billion for its fiscal year ended December 27, 1997, is in the foodservice distribution business, specializing in quick service and casual dining chain restaurants. ProSource services approximately 12,700 restaurants, principally in the United States, in such chains as Burger King, Red Lobster, Olive Garden, TGI Friday's, Long John Silver's, Chili's, Sonic, Chick-fil-A, Wendy's and TCBY. The Company intends to fund the acquisition of the shares and retirement of the debt through (a) expansion of the Company's Accounts Receivable Program (see Note 4) to include ProSource accounts receivable (estimated proceeds of $125 million), (b) approximately $50 million from the Company's revolving credit facility, (c) a capital contribution from NEHC of approximately $50 million and (d) cash and cash equivalents on hand. Because of similarities in activities, the Company intends to consolidate certain operations of ProSource with those of the Company. With opportunities to combine certain warehousing, transportation and administrative activities, the Company believes that significant cost efficiencies are ultimately achievable.

The Company has been informed by Wendy's International, Inc., the franchiser of the Wendy's concept, that it has selected a competitor as its distributor in certain geographic markets and that it will begin to transfer the business of its company-owned units away from the Company beginning in late 1998. In addition, Wendy's International, Inc. has indicated that it will attempt to remove the Company as an authorized distributor and influence its franchisee operators to transfer their business to the competitor. The Company intends to take all appropriate actions to continue servicing the Wendy's franchisees, including maintaining the highest levels of customer service. Including ProSource net sales on a pro forma basis, the Company's 1997 net sales to the Wendy's concept totaled approximately $650 million (about 2000 company-owned and franchised units), of which approximately $150 million, or less than 2% of total pro forma net sales of $8.9 billion, represented the Wendy's company-owned business (about 480 units).

RESULTS OF OPERATIONS

The following table presents certain financial information of the Company, expressed as a percentage of net sales:


                                                Three Months Ended
                                          --------------------------------
                                          March 28,              March 29,
                                            1998                   1997
                                          ---------              ---------
Net sales...............................    100.0%                100.0%
Cost of goods sold......................     90.1                  89.8
Gross profit............................      9.9                  10.2
Distribution, selling
  and administrative expenses...........      8.5                   9.5
Operating income before
  amortization of intangible
  assets and costs to integrate
  acquired operations...................      1.4                    .7


First Quarter 1998 Compared to First Quarter 1997

Net sales increased $815.2 million, or 264% to $1.1 billion in the first quarter of 1998. The acquisition of PFS accounted for $724 million of the increase. The remaining sales growth was largely due to the addition of service to Arby's.

Gross profit increased $79.3 million, or 251%, to $110.9 million in the first quarter of 1998 due primarily to the acquisition of PFS. The gross profit margin decreased from 10.2% in 1997 to 9.9% in 1998 reflecting the impact of PFS and a customer mix shift towards business with relatively higher product costs.

Distribution, selling and administrative expenses increased $66.1 million, or 225%, to $95.5 million in the first quarter of 1998 due primarily to the acquisition of PFS. Distribution, selling and administrative expenses as a percent of net sales decreased from 9.5% in 1997 to 8.5% in 1998. This change reflects the impact of PFS' lower operating expense margin, as well as leveraging of the incremental Arby's business.

Operating income before amortization of intangible assets and costs to integrate acquired operations increased $13.2 million to $15.4 million in the first quarter of 1998 due primarily to the acquisition of PFS. As a percent of net sales, this income measure rose from .7% in 1997 to 1.4% in 1998. This change was driven by the lower distribution, selling and administrative expense as a percent of net sales as discussed above.

Costs to integrate acquired operations of $2.0 million in the first quarter of 1998 primarily represented start-up costs of new distribution facilities, expenses to relocate employees and computer system integration costs.

Amortization of intangible assets increased $5.8 million to $6.8 million in the first quarter of 1998, reflecting the amortization of the intangible assets arising from the allocation of the PFS purchase price.

Interest expense net of interest income increased $14.2 million to $17.3 million in the first quarter of 1998, reflecting interest on additional debt primarily to finance the acquisition of PFS.

Loss on sale of accounts receivable relates to an ongoing Accounts Receivable Program established by the Company to provide additional financing capacity. Under the program, accounts receivable are sold to a consolidated, wholly owned, special purpose, bankruptcy-remote subsidiary, which in turn transfers the receivables to a master trust. The loss on sale of accounts receivable of $3.6 million primarily represents the return to investors in certificates issued by the master trust. In a transaction expected to be completed in June 1998, the current series of certificates issued by the master trust are expected to be restructured, resulting in additional capital to the Company under the program of approximately $50 million. Also, in connection with the acquisition of ProSource, the Company intends to expand the program to include the accounts receivable of ProSource, resulting in initial proceeds of approximately $125 million.

Provision for income taxes in 1998 represents estimated current income taxes payable. The Company's net deferred tax assets are offset entirely by a valuation allowance, reflecting the Company's net operating loss carryforward position.

Net loss increased $13.2 million to $14.4 million in the first quarter of 1998, as higher financing costs and amortization of intangibles more than offset the operating income of PFS.


LIQUIDITY AND CAPITAL RESOURCES

Capital resources are expected to be sufficient to support ongoing business needs as well as activities to integrate acquisitions. These resources include cash provided by operating activities, capital lease financing of capital expenditures, cash and cash equivalents on hand, capital contributions from NEHC, a revolving credit facility of $150 million ($137 million available at March 28, 1998 excluding letters of credit) and additional capital from the Accounts Receivable Program as discussed above.

In late May 1998, the Company expects to reach an agreement to replace the existing revolving credit facility with a credit facility of up to $200 million supported by the value of the Company's inventories of food and paper products and supplies.

First Quarter 1998 Compared to First Quarter 1997

Net cash used for operating activities increased $64.6 million to $66.0 million in the first quarter of 1998. This increase reflects unfavorable working capital changes, due primarily to timing of accounts payable payments, and higher interest payments, partially offset by the cash earnings generated by the PFS operations.

Net cash used for investing activities increased $6.6 million to $13.4 million in the first quarter of 1998. Capital expenditures increased $2.3 million to $4.6 million in the first quarter of 1998, driven by the impact of the acquisition of PFS.

Net cash provided by financing activities in the first quarter of 1997 reflected borrowings to support spending for additional warehouse capacity as well as inventory build-up for the Arby's business.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Consolidation and Integration of Acquisitions

The Company's acquisition of PFS and probable acquisition of ProSource present opportunities to significantly improve operating efficiencies of the combined businesses by eliminating redundant facilities, achieving warehouse economies of scale with new and larger facilities, improving truck fleet utilization through increased deliveries per route and leveraging the headquarters support infrastructure.

As a result of the acquisition of PFS, the Company had previously identified a number of actions to consolidate and integrate the operations of the Company and PFS. These actions included construction of new warehouse facilities, closures of certain existing warehouse facilities and expansions of others, dispositions of property and equipment, conversions of computer systems, reductions in workforce, relocation of employees and other consolidation and integration activities.

Under current accounting rules, certain costs associated with these actions, principally asset impairment reserves and exit cost accruals for lease terminations and employee severance, were previously accounted for as part of the PFS purchase price allocation or the restructuring charge recorded in the third quarter of 1997. Other incremental costs associated with the actions not qualifying as exit costs are expensed as incurred and reported as integration costs in the consolidated statements of operations.

The Company is in the early stages of the PFS consolidation and integration plan. Because of the probable acquisition of ProSource, the plan is expected to be modified and will likely result in certain changes in the scope and timing of the actions to accommodate the integration of ProSource's operations. Actions to consolidate and integrate ProSource are expected to result in future asset impairment reserves and exit cost accruals, as part of the ProSource purchase price allocation or as a restructuring charge. The Company expects to record such reserves and accruals in the second quarter of 1998; however, reliable estimates have not yet been developed. Further, future results will be negatively impacted by the integration costs to be expensed as incurred. Such integration costs include start-up costs of new facilities and other inefficiencies arising from the warehouse and transportation network reconfiguration, as well as incremental expenses associated with the consolidation of the operations support infrastructure. Because of the impact of ProSource on the consolidation plan, reliable estimates of these integration costs have not yet been developed.

While management believes it has the resources to meet its objectives, the ultimate level and timing of cost efficiencies to be achieved upon the completion of the consolidation actions are subject to the Company's ability to manage through the complexities of the consolidation and respond to unanticipated events.


Computer Systems and Potential Year 2000 Issue

An important component of the consolidation effort is the replacement of most existing management information systems with a new software platform and hardware configuration. The new computer system will complement the consolidation effort by providing the flexibility to support the varied processes of the combined business as well as allowing greater centralization of support functions. The Company expects to incur significant internal staff costs as well as significant consulting and other expenditures to implement the new system. Another critical benefit of the new system is that it replaces applications that are not Year 2000 compliant. The implementation of the new system is underway and expected to be completed in mid-1999. Because of the Year 2000 issue, a delay in the implementation of the new system could have a significant adverse impact on the Company's operations. Further, the Company is working with vendors and customers who are at various stages in analyzing this issue. There can be no assurance that the systems of other companies that the Company's systems rely on or interface with will be timely converted. While the cost to implement the new system is significant (approximately $50 million), the anticipated expenses to resolve Year 2000 issues with other peripheral systems used by the Company are not expected to be significant.

With respect to ProSource, the Company intends to convert the quick service restaurant business to the Company's new computer system prior to 2000. The systems supporting the remaining ProSource business are being replaced and/or upgraded as described in ProSource's Form 10-K for the fiscal year ended December 27, 1997.

Industry and Customer Risk

The Company's future results are subject to economic and competitive risks and uncertainties in the chain restaurant and foodservice distribution industries. The trend of consolidation in the Company's segment of the foodservice distribution industry, as evidenced by the Company's acquisition activity, may further intensify competitive pressures and negatively impact relationships between the Company and its existing customers. Some of these customers will be vulnerable to competitors' advances because of, among other reasons, concerns about potential service level disruptions or lack of competitive alternatives as the Company rapidly expands. While the Company will take appropriate actions to retain desired business, some loss of customers during this transition period is expected. Management believes that completion of the consolidation and integration plan will enhance the Company's position as one of the most efficient distributors in its industry and, therefore, highly competitive in pricing and customer service.

Although the Company provides foodservice distribution to Tricon under a five-year exclusive distribution agreement effective July 1997, the Company is subject to the inherent risk of customer concentration, as approximately 40% of net sales (about 23% including ProSource on a pro forma basis) are to Tricon-owned restaurants. Tricon is actively engaged in the sale to franchisees of restaurants covered by the distribution agreement. While the distribution agreement provides that prior to certain such sales, such franchisees will enter into distribution agreements on substantially similar terms, there can be no assurance that the transition from company-owned to franchised status will not affect the Company's results. In addition, the Company's future results may be impacted by the planned closure of poorly performing restaurants announced by Tricon in December 1997.


Risk of Leverage

The Company is and will continue to be highly leveraged as a result of the indebtedness incurred primarily in connection with the acquisition of PFS. The Company's ability to meet interest payments, refinance the debt or ultimately repay the debt is subject to the risks and uncertainties discussed above.

For additional factors that could cause the Company's actual results to differ materially from expected and historical results, see the "Risk Factors" set forth in the Company's Post-Effective Amendment No. 1 on Form S-1 to the Form S-4 Registration Statement, filed with the Securities and Exchange Commission on April 10, 1998.


This quarterly report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Actual results could differ materially from those projected in such forward-looking statements and readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or nonoccurrence of anticipated events.


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

         None

Item 2.   Changes in Securities

         Pursuant to the corporate reorganization effected on December 28, 1997 by the merger of The Harry H. Post Company, a Colorado corporation and a wholly owned subsidiary of AmeriServ Food Company (Food), and AmeriServe Food Distribution, Inc., a Nebraska corporation of which Food was a wholly owned subsidiary, with and into Food with Food as the surviving entity (the Company), the Company changed its name to AmeriServe Food Distribution, Inc. and subsequently amended and restated its certificate of incorporation on December 30, 1997 to, among other things, change the number and par value of its authorized stock. Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 10,000 shares of common stock, $0.01 par value per share, and 10,000 shares of preferred stock, $0.01 par value per share.

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

3.1       Amended and Restated Certificate of Incorporation of AmeriServe Food
          Distribution, Inc. (formerly AmeriServ Food Company, successor to
          AmeriServe Food Distribution, Inc.), (incorporated by reference to
          Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed
          March 28, 1998.)

3.3       Articles of Incorporation of AmeriServe Transportation, Inc.
          (incorporated by reference to Exhibit 3.5 to the Registrant's
          Registration Statement on form S-4 No. 333-33225 filed August 8,
          1997).

3.4 By-Laws of AmeriServe Transportation, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's Registration Statement of Form S-4
          No. 333-33225 file August 8, 1997).

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

4.2       Supplemental 7-7/8% New Senior Notes Indenture, dated as of December
          23, 1997, by and among AmeriServe Food Distribution, Inc., AmeriServ
          Food Company, and State Street Bank and Trust Company, as Trustee
          (incorporated by reference to Exhibit 4.2 to the Registrant's Current
          Report on form 8-K, dated December 28, 1997).

4.3 Indenture, dated as of July 11, 1997, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company, with respect to the new Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-4 No. 333-33225 filed August 8, 1997).

4.4 Supplemental 10-1/8% New Senior Subordinated Notes Indenture, dated as of December 23, 1997, by and among AmeriServe Food Distribution, Inc.,
          AmeriServ Food Company, and State Street Bank and Trust Company, as
          Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's
          Current Report on Form 8-K, dated December 28, 1997).

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

27.1      Financial Data Schedule.*

----------------
* Filed herewith.

          (b)  Reports on Form 8-K.

               During the first quarter of 1998, the Company and each of the Subsidiary Guarantors filled the following:

          1. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1997 disclosing, under Item 5, the merger of the Company and The Harry H. Post Company with and into AmeriServ Food Company.

          2.   Current Report on Form 8-K filed with the Securities and
               Exchange Commission on January 30, 1998 disclosing, under Item 5, the ProSource acquisition.

          3. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 1998, disclosing, under Item 5, certain fourth quarter results relating to ProSource.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                           AmeriServe Food Distribution, Inc.
                                           (Registrant)


Date:  May 12, 1998                        /s/ John V. Holten,
                                           Chairman and Chief Executive Officer

Date:  May 12, 1998                        /s/ Diana M. Moog,
                                           Executive Vice President and Chief
                                           Financial Officer

                               INDEX TO EXHIBITS


Exhibit Number             Description

     27.1                  Financial Data Schedule